Form 10-K
POWER TEST INVESTORS LTD PARTNERSHIP
filed 1995-03-31
CIK 766748

===========================================================================


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
   December 31, 1994                       Commission File No. 0-14557
---------------------------                                    -------

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

           New York                                    11-2717079
--------------------------------                   -------------------
(State or other jurisdiction of                      I.R.S. Employer
incorporation or organization)                     Identification No.)

125 Jericho Turnpike, Jericho, New York                       11753
-----------------------------------------                  -----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  516-338-6000

Securities registered pursuant to Section 12 (b) of the Act:

                                   None

Securities registered pursuant to Section 12 (g) of the Act:

                       Limited Partnership Interests
                     ---------------------------------
                             (Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ----    ----

The aggregate market value of the units of general and limited partnership interests held by non-affiliates of the Registrant amounted to $24,686,329 as of March 23, 1995.

Registrant has 6,510,975 units of general and limited partnership interests outstanding as of March 23, 1995.

===========================================================================

                                  PART I

Item 1.  Business

Power Test Investors Limited Partnership ("Partnership") is a New York limited partnership which was formed in January 1985 to invest in and become the limited partner in Power Test Realty Company Limited Partnership ("Operating Partnership"), also a New York limited partnership. The Operating Partnership was formed to acquire, own, lease and sell or dispose of certain of the assets ("Getty Oil Assets") constituting the tangible assets (other than petroleum product inventories) used in the petroleum marketing operations of Getty Oil Company ("Getty Oil") and Getty Refining and Marketing Company (the name of which was changed to Texaco Refining and Marketing Inc. ("TRMI")) located in the Northeastern and Mid-Atlantic states. The general partner of the Partnership and the Operating Partnership is CLS General Partnership Corp. ("General Partner"), a Delaware corporation. The three shareholders of the General Partner are the principal shareholders of Getty Petroleum Corp. (See Item 10).

On February 1, 1985, the Operating Partnership purchased the Getty Oil Assets for approximately $68 million from TRMI. The Operating Partnership leases such assets to Getty Petroleum Corp. either directly or indirectly through wholly-owned subsidiaries of Getty Petroleum Corp.

As limited partner of the Operating Partnership, the Partnership contributed 99% of the capital of the Operating Partnership and shares pro rata with the General Partner (which contributed the remaining 1% of the capital of the Operating Partnership), in the same proportion as each partner's capital contribution bears to the aggregate of all partner's capital contributions, in the financial and tax attributes of the Operating Partnership. During 1985, the Partnership sold, by means of a pro rata rights offering, Units of Limited Partnership Interests ("Units") to holders of common stock of Getty Petroleum Corp. Holders of the Units are the limited partners (together with the principal holders, as disclosed in Item 12), ("Limited Partners") of the Partnership, contributing approximately 79% of the capital of the Partnership, and share pro rata with the General Partner (which initially contributed approximately 21% of the capital of the Partnership) in the financial and tax attributes of the Partnership. In 1990 and 1991, the General Partner purchased 38,933 and 46,000 Units, respectively, further increasing its ownership of the Partnership to approximately 22.2%.

The financial results of the Operating Partnership (and, derivatively, the Partnership) are based on the rental revenues received from Getty Petroleum Corp. in respect of the Getty Oil Assets, and are therefore, materially dependent upon the ability of Getty Petroleum Corp. to meet its obligations under the leases and subleases of the Getty Oil Assets. (For information concerning Getty Petroleum Corp., see reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, Commission File No. 1-8059.) Reference is made to Note 5 of Notes to Consolidated Financial Statements filed with this Annual Report, for a schedule of minimum lease payments to be received in each of the next five years and in the aggregate thereafter under leases in effect at December 31, 1994.

Certain employees of Getty Petroleum Corp. perform services for the Partnership (See Item 13 and Note 5 of Notes to Consolidated Financial Statements). The Partnership does not have any employees.

Item 2.  Properties

As of December 31, 1994, the Operating Partnership owned 305 gasoline service stations located in Connecticut (25), Delaware (15), Maine (6), Maryland (3), Massachusetts (41), New Hampshire (7), New Jersey (87), New York (58), Pennsylvania (53), Rhode Island (9) and Vermont (1). Each of the service stations is leased to Getty Petroleum Corp. which either operates or subleases the service stations. The Operating Partnership also owned five petroleum distribution terminals located in Connecticut, New Jersey, New York (2) and Rhode Island. The distribution terminals are leased to a wholly-owned subsidiary of Getty Petroleum Corp. The service station and distribution terminal leases each have an initial 15 year term expiring on January 31, 2000 and Getty Petroleum Corp. has the option, but is not obligated, to extend the leases for up to five consecutive extended terms of ten years each.

The New Haven terminal was subject to a partial condemnation for a road widening which has resulted in a loss of approximately 5,100 square feet of land. The lease has not been terminated but the rent will be reduced by $14,564 per annum in accordance with the terms of the lease. The condemnation proceeds aggregated $315,000, of which approximately $150,000 will be paid to the lessee pursuant to the terms of the lease.

The Operating Partnership purchased marketing equipment from TRMI on February 1, 1985 and leased the equipment to a wholly-owned subsidiary of Getty Petroleum Corp. The marketing equipment consisted of personal property and equipment, including pumps, tanks and furniture. The initial term of the marketing equipment lease expired on January 31, 1995 and provided for a rental of $200,000 per annum. The lease with respect to certain of the equipment, which equipment is scheduled to be replaced by the end of 1998 due to environmental regulations, has been renewed through December 31, 1998 for a rental of $59,271 per annum.

The Operating Partnership is the lessee under a ground lease expiring on May 14, 1997 covering a distribution terminal located in South Portland, Maine, which it has subleased to a wholly-owned subsidiary of Getty Petroleum Corp. The Operating Partnership owns certain of the improvements at this terminal.

Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1994.

                                 PART II.

Item 5.  Market for Registrant's Common Equity and Related Unitholder
         Matters

The Units are transferable and trade from time to time on the over the counter market. There is no active market and the Partnership does not currently intend to apply to have the Units listed for trading on any securities exchange.

As of December 31, 1994, there were 627 holders of record of limited partnership interests in the Partnership.

Item 6.  Selected Financial Data

Set forth below is selected financial data for the Partnership and the Operating Partnership as of and for each of the five years in the period ended December 31, 1994.

                                                      Partnership
                        -----------------------------------------------------------------------
                                                      December 31,
                        -----------------------------------------------------------------------
                            1994           1993           1992           1991           1990
-----------------------------------------------------------------------------------------------
Total revenues
 (leasing activities)   $10,316,092    $10,461,177    $10,576,487    $10,704,636    $10,870,339
Net income                5,860,624      5,199,772      5,746,425      5,245,176      3,276,132
Net income per unit             .90            .80            .88            .81            .50
Total assets             40,459,472     41,916,319     43,040,401     44,441,762     45,460,349
Mortgages payable        37,908,888     40,440,483     41,927,371     44,040,849     45,819,932
Distributions per
 unit                           .74            .74           .725            .68            .68


                                                    Operating Partnership
                        -----------------------------------------------------------------------
                                                          December 31,
                        -----------------------------------------------------------------------
                            1994           1993           1992           1991           1990
-----------------------------------------------------------------------------------------------
Total revenues
 (leasing activities)   $10,316,092    $10,461,177    $10,576,487    $10,704,636    $10,870,339
Net income                5,959,287      5,305,722      5,856,428      5,329,748      3,340,100
Total assets             40,081,693     41,633,796     42,835,664     44,414,334     45,450,938
Mortgages payable        37,908,888     40,440,483     41,927,371     44,040,849     45,819,932


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The Partnership was formed to invest in and become the limited partner in the Operating Partnership. The Partnership's financial position and results of operations are dependent on the operating results of the Operating Partnership. Since the Operating Partnership has leased all of its properties to Getty Petroleum Corp., the Operating Partnership's operating results and ability to fulfill its obligations are primarily dependent on Getty Petroleum Corp.'s ability to make all required rental payments; however, the General Partner does not anticipate that Getty Petroleum Corp. will have difficulty in making such payments.

The operations of the Operating Partnership consist of leasing to Getty Petroleum Corp. the assets which were acquired on February 1, 1985 from TRMI. The leases are principally for initial periods of fifteen years expiring on January 31, 2000 (subject to multiple renewal periods through 2050) and currently provide for aggregate annual rental payments of approximately $10,749,000 for 1995 (See Note 5 of Notes to Consolidated Financial Statements).

Other income for the year ended December 31, 1994 principally represents gains on dispositions of properties and interest income. During 1994, the Operating Partnership sold five service stations to Getty Petroleum Corp. for an aggregate amount of $1,131,119 or eleven times the aggregate annual rentals of $102,829, which resulted in a net gain of $658,532 to the Partnership. Other income for the year ended December 31, 1993 principally represents interest income. During 1992, the Operating Partnership sold two service stations to Getty Petroleum Corp. for an aggregate amount of $586,168 or eleven times the aggregate annual rentals of $53,288, which resulted in a net gain of approximately $393,000 to the Partnership. Also in 1992, the Partnership recognized as income $300,000 of nonrefundable deposits received in 1985 in connection with the sale of a leasehold interest, the lease for which terminated in 1992.

Interest expense in 1994 amounted to $3,553,000, a decrease of $137,000 as compared to 1993. Interest expense in 1993 amounted to $3,690,000, a decrease of $252,000 as compared to 1992. The net decreases were principally due to a reduction of the principal balances due under the Operating Partnership's outstanding mortgages.

The General Partner's share of the Operating Partnership's income for each of the periods presented has been reflected as "Income applicable to minority interest" in the consolidated statements of income.

Inflation will not have a significant impact in future periods on property operating expenses since the long-term leases with Getty Petroleum Corp. are "net leases" and contain provisions which cover increases in real estate taxes and other charges related to the properties and equipment. Fluctuations in interest rates will not have a significant impact on the Partnership's operating results since the interest rates on approximately 70% of the Operating Partnership's currently outstanding debt are fixed.

At December 31, 1994, cash and cash equivalents amounted to $2,524,000. Cash in excess of operating and debt service requirements for the years ended December 31, 1994, 1993 and 1992 was principally distributed to unitholders in the form of quarterly cash distributions which aggregated $.74, $.74 and $.725 per unit, respectively. In 1995, the Partnership anticipates that it will continue to make quarterly cash distributions to unitholders.

Item 8.  Financial Statements and Supplementary Data

                                                                    Page
                                                                   ------
Report of Independent Accountants                                    10

Consolidated Financial Statements:
 Balance Sheets - December 31, 1994 and 1993                         11

 Statements of Income - for the years ended
  December 31, 1994, 1993 and 1992                                   12

 Statements of Cash Flows - for the years
  ended December 31, 1994, 1993 and 1992                             13

 Notes to Consolidated Financial Statements                        14 - 21

Schedule III - Real Estate and Accumulated
 Depreciation as of December 31, 1994                              22 - 23



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

Neither the Partnership nor the Operating Partnership has a Board of Directors.

CLS General Partnership Corp., as General Partner, manages the affairs of the Partnership and Operating Partnership. The executive officers of the General Partner are:
                                                              Officer
   Name                  Title                                 Since
------------------------------------------------------------------------
Leo Liebowitz            President and Treasurer               1985
Milton Safenowitz        Executive Vice President
                           and Assistant Secretary             1985
Milton Cooper            Secretary and Assistant Treasurer     1985


Messrs. Liebowitz, Safenowitz and Cooper are the sole Shareholders and Directors of the General Partner.

The background and experience of these individuals is as follows:

Leo Liebowitz, age 67, is President and Chief Executive Officer of Getty Petroleum Corp. and has been a director of Getty Petroleum Corp. since 1971. Mr. Liebowitz has extensive experience in acquiring, managing and leasing gasoline service stations and distribution terminals.

Milton Safenowitz, age 67, has been a director of Getty Petroleum Corp. since 1971 and was Executive Vice President of Getty Petroleum Corp. until January 31, 1990. Mr. Safenowitz has extensive experience in acquiring, managing and leasing gasoline service stations and distribution terminals.

Milton Cooper, age 66, has been a director of Getty Petroleum Corp. since 1971 and was Vice President of Getty Petroleum Corp. until June 18, 1992. He is also Chairman of the Board of Kimco Realty Corporation, a real estate investment trust. Mr. Cooper has extensive experience in acquiring, developing, leasing and financing commercial real estate properties.

Management is not aware of any family relationships between any of the foregoing executive officers.

Item 11.  Executive Compensation

The Partnership has not paid and does not propose to pay any compensation or retirement benefits to the officers of the General Partner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Name of                  Units Beneficially Owned              Percent
Beneficial Owner              December 31, 1994 (1)               of Class
---------------------------------------------------------------------------
Leo Liebowitz            1,235,007 Units of general and
                         limited partnership interests (2)         18.97%

Milton Safenowitz        1,333,721 Units of general
                         and limited partnership interests (3)     20.48%

Milton Cooper            537,236 Units of general
                         and limited partnership interests (4)      8.25%

Directors and officers   3,105,964 Units of general and
 as a Group              limited partnership interests (5)         47.70%

(1) With the exception of Units owned by Leo Liebowitz and Milton Safenowitz whose addresses are care of Getty Petroleum Corp., 125 Jericho Turnpike, Jericho, New York 11753 and Milton Cooper whose address is care of Kimco Realty Corporation, 333 New Hyde Park Road, New Hyde Park, New York 11042, Management knows of no other person owning of record or beneficially more than 5% of the outstanding Units.

(2) Includes 562,576 Units held as general partnership interests and 171,150 Units held by his wife. Excludes 512,535 Units held by his children, for which Mr. Liebowitz disclaims beneficial ownership.

(3) Includes 557,400 Units held as general partnership interests and 84,401 Units held by his wife. Excludes 296,766 Units held by his children, for which Mr. Safenowitz disclaims beneficial ownership.

(4) Includes 5,667 Units held by a partnership of which he is a partner, 11,439 Units held by a Retirement Fund of which he is a beneficiary, 242,527 Units held as general partnership interests and 40,500 Units held by a charitable foundation of which he is the President. Excludes 127,630 Units held by his wife and 66,756 Units held by his children and grandchildren, for which Mr. Cooper disclaims beneficial ownership.

(5) Includes 1,362,503 Units held as general partnership interests referred to in notes (2), (3) and (4) above.

Item 13.  Certain Relationships and Related Transactions

The Operating Partnership paid $622,000 to Getty Petroleum Corp. for management services and other expenses during the year ended December 31, 1994.

Also see Note 5 of Notes to Consolidated Financial Statements with regard to the leases and other related party transactions between the Operating Partnership and Getty Petroleum Corp.

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Power Test Investors
  Limited Partnership:

We have audited the consolidated financial statements and the consolidated financial statement schedule of Power Test Investors Limited Partnership (a New York limited partnership) and Subsidiary, as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Power Test Investors Limited Partnership and Subsidiary as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.
Melville, New York
February 27, 1995.

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                     (A New York limited partnership)
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1994 and 1993


                                                1994             1993
--------------------------------------------------------------------------
           ASSETS

Cash and cash equivalents                    $2,523,681       $1,983,574

Net investment in direct financing
 leases (Notes 4 and 5)                       5,747,246        6,476,275

Fixed assets, at cost, net of
 accumulated depreciation
 (Notes 3, 4 and 5)                          31,903,386       33,036,287

Deferred charges, net of accumulated
 amortization of $2,332,576 and
 $2,197,552, respectively                       285,159          420,183
                                            -----------      -----------
                                            $40,459,472      $41,916,319
                                            ===========      ===========


    LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities, primarily
 interest                                      $358,438         $335,789

Mortgages payable (Notes 4 and 5)            37,908,888       40,440,483

Commitments (Note 5)

Partners' capital,
 6,510,975 units of general and
 limited partnership interests
 issued and outstanding (Notes 2 and 6)       2,192,146        1,140,047
                                            -----------      -----------
                                            $40,459,472      $41,916,319
                                            ===========      ===========

                         See accompanying notes.

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                     (a New York limited partnership)
                     CONSOLIDATED STATEMENTS OF INCOME
           for the years ended December 31, 1994, 1993 and 1992

                                           1994          1993          1992
-------------------------------------------------------------------------------
Revenues (Note 5):

 Rental income                         $ 9,138,669   $ 9,171,653   $ 9,197,688

 Interest on direct
   financing leases                      1,177,423     1,289,524     1,378,799

 Other income                              772,158        85,393       762,683
                                       -----------   -----------   -----------
                                        11,088,250    10,546,570    11,339,170
                                       -----------   -----------   -----------
Expenses:

 Interest                                3,553,091     3,690,314     3,942,418

 General and administrative (Note 5)       708,482       694,626       682,104

 Depreciation and
  amortization                             906,428       908,772       909,627

 Income applicable to
  minority interest                         59,625        53,086        58,596
                                       -----------   -----------   -----------
                                         5,227,626     5,346,798     5,592,745
                                       -----------   -----------   -----------

Net income                             $ 5,860,624   $ 5,199,772   $ 5,746,425
                                       ===========   ===========   ===========

Net income per unit                          $0.90         $0.80         $0.88
                                       ===========   ===========   ===========

Distributions per unit                       $0.74         $0.74        $0.725
                                       ===========   ===========   ===========

Weighted average units
 outstanding                             6,510,975     6,510,975     6,510,975
                                       ===========   ===========   ===========


                           See accompanying notes.

                   POWER TEST INVESTORS LIMITED PARTNERSHIP
                       (A New York limited partnership)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1994, 1993 and 1992

                                           1994          1993          1992
-------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                              $5,860,624    $5,199,772    $5,746,425
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization            906,428       908,772       909,627
  Amortization of investment
    in direct financing leases             617,939       519,656       430,381
  Gain on dispositions of fixed assets    (658,532)           --      (397,628)
  Minority interest                         59,625        53,086        58,596
  Decrease in deposits                          --            --      (300,000)


Changes in assets and liabilities:

  Decrease in receivable-condemnation, net      --            --       297,748
  Increase (decrease) in accrued
    liabilities                             22,649       (21,902)      (22,420)
                                        ----------    ----------    ----------
  Net cash provided by
    operating activities                 6,808,733     6,659,384     6,722,729
                                        ----------    ----------    ----------


Cash flows from investing activities:

  Proceeds from dispositions
    of fixed assets                      1,131,119            --       592,040
                                        ----------    ----------    ----------
  Net cash provided by
    investing activities                 1,131,119            --       592,040
                                        ----------    ----------    ----------


Cash flows used in financing activities:

  Mortgage principal payments           (2,531,595)   (1,486,888)   (2,113,478)
  Cash distributions                    (4,868,150)   (4,868,150)   (4,770,484)
                                        ----------    ----------    ----------
  Net cash used in financing
     activities                         (7,399,745)   (6,355,038)   (6,883,962)
                                        ----------    ----------    ----------
  Net increase in cash and
    cash equivalents                       540,107       304,346       430,807
  Cash and cash equivalents at
    beginning of year                    1,983,574     1,679,228     1,248,421
                                        ----------    ----------    ----------
  Cash and cash equivalents at
    end of year                         $2,523,681    $1,983,574    $1,679,228
                                        ==========    ==========    ==========
  Supplemental disclosure of
    cash flow information
      Cash paid during the
        period for interest             $3,556,886    $3,711,016    $3,964,038


                          See accompanying notes.

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                     (a New York limited partnership)
                NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization:

Power Test Investors Limited Partnership, a New York limited partnership ("Partnership"), was formed in January 1985 to invest in and become the limited partner in Power Test Realty Company Limited Partnership ("Operating Partnership"), also a New York limited partnership. The operations of the Operating Partnership consist of leasing to Getty Petroleum Corp. the marketing and distribution assets which were acquired on February 1, 1985 from Texaco Refining and Marketing Inc. CLS General Partnership Corp. ("General Partner") is the general partner of the Partnership and of the Operating Partnership.

The Limited Partners of the Partnership contributed approximately 79% of the capital of the Partnership and share pro rata with the General Partner (which initially contributed approximately 21% of the capital of the Partnership) in the financial and tax attributes of the Partnership. The Partnership contributed 99% of the capital of the Operating Partnership and shares pro rata with the General Partner (which contributed the remaining 1% of the capital of the Operating Partnership) in the financial and tax attributes of the Operating Partnership. In 1990 and 1991, the General Partner purchased 38,933 and 46,000 units, respectively, of limited partnership interests further increasing its ownership of the Partnership to approximately 22.2%.

2.  Summary of Significant Accounting Policies:

The consolidated financial statements include the accounts of the Partnership and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated.

The General Partner's share of the Operating Partnership's income for the periods ended December 31, 1994, 1993 and 1992 has been reflected as "Income applicable to minority interest" in the accompanying consolidated statements of income. As of December 31, 1994 and 1993, the General Partner's minority interest amounted to $14,305 and $4,708, respectively, which is included in "Partners' Capital" in the accompanying consolidated balance sheets (See Note 6).

Condensed summarized financial information for the Operating Partnership as of December 31, 1994 and 1993 and for the years then ended is as follows:

                                                  1994              1993
                                              -----------------------------
    Total assets (principally property
      leased to Getty Petroleum Corp.)        $40,081,693       $41,633,796
    Total liabilities (principally
      mortgages payable)                       38,238,882        40,750,272
    Total revenues (leasing activities)        10,316,092        10,461,177
    Net income                                  5,959,287         5,305,722




Revenue Recognition:

Revenue is derived principally from the lease of marketing and distribution assets to Getty Petroleum Corp. under long-term leases.

Leases are accounted for as operating or direct financing leases. Rentals from operating leases are recognized in equal monthly amounts over the related lease terms. Revenue under direct financing leases is recognized over the lease term using the interest method which produces a constant periodic rate of return on the net investment in the leased property.

Cash and Cash Equivalents:

The Partnership considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Net Investment in Direct Financing Leases:

Net investment in direct financing leases represents the remaining investment in leased assets accounted for as direct financing leases. The investment is reduced by the receipt of lease payments, net of interest income earned, amortized over the life of the lease.

Deferred Charges:

Deferred charges, which consist of refinancing costs, are being amortized on a straight-line basis over the terms of the related debt agreements, the longest term of which ends January 1, 2000.

Fixed Assets:

When fixed assets are sold or retired, the cost and related accumulated depreciation are eliminated from the respective accounts and any gain or

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                     (a New York limited partnership)
           NOTES to CONSOLIDATED FINANCIAL STATEMENTS, continued

loss is credited or charged to income. Depreciation of fixed assets is computed on the straight-line method and is provided by charges to income over their estimated useful lives.

3.  Fixed Assets:

Fixed assets, which represent assets leased to Getty Petroleum Corp., consist of the following:

                                                                    Depreciable
                                      1994           1993          Life (Years)
-------------------------------------------------------------------------------
Land                              $27,229,298    $27,555,567
Buildings                          12,293,495     12,379,978            16
Machinery and equipment            10,640,615     10,664,048             6
Furniture and fixtures                263,848        263,848             6
                                  -----------    -----------
                                   50,427,256     50,863,441
Less, accumulated
 depreciation                     (18,523,870)   (17,827,154)
                                  -----------    -----------
                                  $31,903,386    $33,036,287
                                  ===========    ===========


4.  Mortgages Payable:

Mortgages payable consist of the following:

                                      1994           1993
-------------------------------------------------------------
Mortgage payable through
 January 1, 1997 (a)              $33,516,404    $35,418,763
Mortgage payable through
 January 1, 2000 (b)                4,392,484      5,021,720
                                  -----------    -----------

                                  $37,908,888    $40,440,483
                                  ===========    ===========


(a) Interest on $22,283,203 is fixed at 9.79% per annum through an interest rate swap agreement and interest on the remaining $11,233,201 floats at the prime rate. The mortgagee is the counterparty to the interest rate swap agreement. Principal payments are $75,000 per month. Additional amounts are payable upon disposition of properties collateralizing the loan. The balance of the loan of $31,716,404 is due on January 1, 1997.

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                     (a New York limited partnership)
           NOTES to CONSOLIDATED FINANCIAL STATEMENTS, continued


(b) Payable in equal monthly installments and bears interest at the rate of 10 1/8% per annum until maturity on January 1, 2000. At the lender's option, the loan is subject to prepayment on January 1, 1997 or in any month thereafter.

Mortgages payable are collateralized by substantially all of the Operating Partnership's property, plant and equipment.

As of December 31, 1994, scheduled mortgage payments are as follows:


        1995                 $ 1,595,989
        1996                   1,669,821
        1997                  32,567,892
        1998                     941,815
        1999                   1,041,726
        Thereafter                91,645
                            ------------
                             $37,908,888
                            ============

The terms of the various mortgages include certain restrictions which relate to, among other things, the maintenance of a minimum rental income to debt service ratio, the incurrence of additional indebtedness and the payment of distributions.

5.  Leases and Related Party Transactions:

At December 31, 1994, the Operating Partnership owned 305 gasoline service station properties and five petroleum product distribution terminals ("fee properties"), marketing equipment and a leasehold interest in one petroleum distribution terminal ("leased property"). The Operating Partnership leases the fee properties and the leased property to Getty Petroleum Corp. on a long-term net lease basis. The fee property leases have an initial
15 year term expiring on January 31, 2000 and Getty Petroleum Corp. has the option, but is not obligated, to extend the leases for up to five consecutive extended terms of ten years each. The marketing equipment lease had an initial term of ten years which expired on January 31, 1995. Such lease was renewed through December 31, 1998 for a rental of $59,271 per annum.

Future minimum rentals due to the Operating Partnership under operating and direct financing leases as of December 31, 1994 are as follows:

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                     (a New York limited partnership)
           NOTES to CONSOLIDATED FINANCIAL STATEMENTS, continued


                                                    Direct
                                   Operating       Financing
Years ending December 31,            Leases         Leases         Total
----------------------------------------------------------------------------

1995                              $ 8,967,460     $1,781,544    $10,749,004
1996                                8,955,732      1,781,544     10,737,276
1997                                8,830,257      1,781,544     10,611,801
1998                                8,740,632      1,781,544     10,522,176
1999                                8,681,361      1,781,544     10,462,905
Thereafter                            723,447        148,462        871,909
                                  -----------     ----------    -----------
                                  $44,898,889     $9,056,182    $53,955,071
                                  ===========     ==========    ===========

The components of the net investment in direct financing leases as of December 31, 1994 and 1993 are as follows:
                                                1994           1993
------------------------------------------------------------------------
Minimum lease payments receivable           $ 9,056,182    $10,984,010
Less, unearned income                        (3,308,936)    (4,507,735)
                                            -----------    -----------
                                            $ 5,747,246    $ 6,476,275
                                            ===========    ===========

The net investment in direct financing leases as of December 31, 1994 and 1993 is comprised of the following:

                                                1994           1993
------------------------------------------------------------------------
Land                                        $    34,930    $    34,930
Buildings                                     5,713,563      5,808,530
Equipment                                     3,028,760      3,094,351
                                            -----------    -----------
                                              8,777,253      8,937,811
Less, amortization of investment
 in direct financing leases                  (3,030,007)    (2,461,536)
                                            -----------    -----------
                                            $ 5,747,246    $ 6,476,275
                                            ===========    ===========

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                     (a New York limited partnership)
           NOTES to CONSOLIDATED FINANCIAL STATEMENTS, continued

Included in the marketing and distribution assets acquired on February 1, 1985 was a leasehold interest in certain land and a service station located in New York City, which were subleased to Getty Petroleum Corp. On February 21, 1985, the Operating Partnership entered into a contract to sell its leasehold interest for $625,000, payable in two installments ($290,000 upon execution of the contract on February 21, 1985 and the balance at closing). In addition, for $1,500,000, payable in two installments ($10,000 upon execution of the waiver on February 21, 1985 and the balance at closing) the Operating Partnership and Getty Petroleum Corp. waived their preemptive right to purchase the fee interest in the aforementioned property. The sale has not occurred and because of the expiration of the ground lease on June 30, 1992, the Operating Partnership's obligation and right to sell its leasehold interest has terminated. Accordingly, the $300,000 of nonrefundable deposits have been included in "Other income" in the accompanying consolidated statements of income for the year ended December 31, 1992.

During the periods ended December 31, 1994, 1993 and 1992, the Operating Partnership paid $622,000, $598,000 and $574,000, respectively, to Getty Petroleum Corp. for management services and other expenses.

During 1994, the Operating Partnership sold five service stations to Getty Petroleum Corp. for an aggregate amount of $1,131,119 or eleven times the aggregate annual rentals of $102,829, which resulted in a net gain of $658,532 to the Partnership. During 1992, the Operating Partnership sold two service stations to Getty Petroleum Corp. for an aggregate amount of $586,168 or eleven times the aggregate annual rentals of $53,288, which resulted in a net gain of approximately $393,000 to the Partnership. Sales proceeds from dispositions of properties amounted to eleven times annual rentals in accordance with the terms of the lease agreement with Getty Petroleum Corp.

The net gains resulting from the dispositions of properties have been reflected in "Other income" in the accompanying consolidated statements of income.

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                     (a New York limited partnership)
           NOTES to CONSOLIDATED FINANCIAL STATEMENTS, continued



6.  Partners' Capital (Deficit):
                                                                       Total
                                                                     Partners'
                                       General       Limited          Capital
                                     Partner (a)   Partners (b)      (Deficit)
------------------------------------------------------------------------------
Balance, December 31, 1991          $   (151,154)   $  (128,044)   $  (279,198)

Partnership net expenses                 (11,428)       (39,979)       (51,407)

Partnership's share of Operating
  Partnership's net income             1,288,899      4,508,933      5,797,832

Distributions to unitholders          (1,049,391)    (3,671,066)    (4,720,457)

Income applicable to minority
  interest in excess of
  distributions                            8,569             --          8,569
                                    ------------    -----------    -----------
Balance, December 31, 1992                85,495        669,844        755,339

Partnership net expenses                 (11,752)       (41,112)       (52,864)

Partnership's share of Operating
  Partnership's net income             1,167,698      4,084,938      5,252,636

Distributions to unitholders          (1,071,103)    (3,747,019)    (4,818,122)

Income applicable to minority
  interest in excess of
  distributions                            3,058              -          3,058
                                    ------------    -----------    -----------
Balance, December 31, 1993               173,396        966,651      1,140,047

Partnership net expenses                  (8,679)       (30,359)       (39,038)

Partnership's share of Operating
  Partnership's net income             1,311,537      4,588,125      5,899,662

Distributions to unitholders          (1,071,103)    (3,747,019)    (4,818,122)

Income applicable to minority
  interest in excess of
  distributions                            9,597              -          9,597
                                    ------------    -----------    -----------
Balance, December 31, 1994          $    414,748    $ 1,777,398    $ 2,192,146
                                    ============    ===========    ===========

(a) The three individual shareholders of the General Partner are also directors and the principal shareholders of Getty Petroleum Corp., and in the case of Mr. Liebowitz, an officer of Getty Petroleum Corp.

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                     (a New York limited partnership)
           NOTES to CONSOLIDATED FINANCIAL STATEMENTS, continued

(b) The Partnership initially offered to holders of record of common stock of Getty Petroleum Corp. rights to subscribe to units of limited partnership interests in the Partnership. In addition, the Limited Partners include the three individuals who are the shareholders of the General Partner.

The Partnership allocates all income, profits, losses, deductions, credits and items of tax preference, and makes distributions to its partners on a pro rata basis. Distributions to the partners in respect of their Partnership interests shall be made at such times, in such amounts and in cash or property as the General Partner in its sole discretion shall determine.

7.  Income Taxes:

The accompanying consolidated statements of income do not reflect a provision for income taxes as the income of the Partnership is not subject to federal or state income taxes at the partnership level but is includable in the individual tax returns of the partners.

Net income for financial statement purposes of $5,860,624, $5,199,772 and $5,746,425 for the years ended December 31, 1994, 1993 and 1992, respectively, differs from the taxable income of $6,418,813, $5,561,865 and $6,023,091 reported by the Partnership on its tax return for the same respective periods, principally due to differences in the method of computing depreciation and amortization expense and the recognition of rental income.

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                     (a New York limited partnership)
          Schedule III - REAL ESTATE and ACCUMULATED DEPRECIATION
                          as of December 31, 1994

                                             Property Under
                                       ---------------------------
                                                         Direct
                                        Operating       Financing
                                          Leases          Leases      Total
-------------------------------------------------------------------------------
Initial cost to Operating
  Partnership (a):

  Land                                 $30,960,758   $    38,000   $30,998,758
  Buildings                             14,072,669     6,348,784    20,421,453
  Equipment                             13,680,238     3,379,513    17,059,751
                                       -----------   -----------   -----------
Total initial cost                      58,713,665     9,766,297    68,479,962

  Acquisition costs
    capitalized (b)                        680,976       113,259       794,235
  Debt discount allocated               (5,530,964)     (919,910)   (6,450,874)
                                       -----------   -----------   -----------
Net initial cost (a)                    53,863,677     8,959,646    62,823,323
  Retirements or sales                  (3,436,421)     (182,393)   (3,618,814)
                                       -----------   -----------   -----------
Gross assets at December
  31, 1994 (c) (d) (e)                  50,427,256     8,777,253    59,204,509
Accumulated depreciation (f)           (18,523,870)           --   (18,523,870)
Amortization of investment in
 direct financing leases                        --    (3,030,007)   (3,030,007)
                                       -----------   -----------   -----------
Net assets                             $31,903,386   $ 5,747,246   $37,650,632
                                       ===========   ===========   ===========

(a) Acquired on February 1, 1985.

(b) Acquisition costs include legal fees, appraisal fees, title costs and other related professional fees.

(c) See Notes 3 and 5 of Notes to Consolidated Financial Statements.

(d) As of December 31, 1994, the Operating Partnership owned 305 gasoline service station properties located in Connecticut (25), Delaware (15), Maine (6), Maryland (3), Massachusetts (41), New Hampshire (7), New Jersey
    (87), New York (58), Pennsylvania (53), Rhode Island (9) and Vermont (1) and five petroleum distribution terminals located in Connecticut, New Jersey, New York (2) and Rhode Island.

(e) The aggregate cost of real estate for Federal income tax purposes is $59,466,500.

(f) Buildings are depreciated over 16 years. See Notes 2 and 3 of Notes to Consolidated Financial Statements.

                   POWER TEST INVESTORS LIMITED PARTNERSHIP
                       (a New York limited partnership)
            Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 1994



                                             Property Under
                                      ----------------------------
                                                       Direct
                                        Operating     Financing
                                          Leases        Leases        Total
-------------------------------------------------------------------------------
Balance at December 31, 1991           $51,075,871   $ 8,937,811   $60,013,682
  Retirements or sales                    (212,430)           --      (212,430)
                                       -----------   -----------   -----------
Balance at December 31, 1992            50,863,441     8,937,811    59,801,252
  Retirements or sales                          --            --            --
                                       -----------   -----------   -----------
Balance at December 31, 1993            50,863,441     8,937,811    59,801,252
  Retirements or sales                    (436,185)     (160,558)     (596,743)
                                       -----------   -----------   -----------
Balance at December 31, 1994           $50,427,256   $ 8,777,253   $59,204,509
                                       ===========   ===========   ===========



                                       Accumulated    Accumulated
                                      Depreciation    Amortization
                                           of           of Direct
                                        Operating      Financing
                                          Leases         Leases       Total
-------------------------------------------------------------------------------
Balance at December 31, 1991           $16,296,820   $ 1,511,499   $17,808,319
  Additions                                774,604       430,381     1,204,985
  Retirements or sales                     (18,018)           --       (18,018)
                                       -----------   -----------   -----------
Balance at December 31, 1992            17,053,406     1,941,880    18,995,286
  Additions                                773,748       519,656     1,293,404
  Retirements or sales                          --            --            --
                                       -----------   -----------   -----------
Balance at December 31, 1993            17,827,154     2,461,536    20,288,690
  Additions                                771,404       617,939     1,389,343
  Retirements or sales                     (74,688)      (49,468)     (124,156)
                                       -----------   -----------   -----------
Balance at December 31, 1994           $18,523,870   $ 3,030,007   $21,553,877
                                       ===========   ===========   ===========

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:


                                                                    Page
                                                                   ------
(a) (1)  Financial Statements:

Report of Independent Accountants                                    10

Consolidated Financial Statements:
  Balance Sheets - December 31, 1994 and 1993                        11

  Statements of Income - for the years ended
    December 31, 1994, 1993 and 1992                                 12

  Statements of Cash Flows - for the years
    ended December 31, 1994, 1993 and 1992                           13

  Notes to Consolidated Financial Statements                       14 - 21

(a) (2)  Schedule:

  III - Real Estate and Accumulated Depreciation
    as of December 31, 1994                                        22 - 23

All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements and notes thereto.

(a) (3)  Exhibits:

Designation
of Exhibit in
this Annual
Report on
Form 10-K               Description of Exhibit
-----------------------------------------------------------------------------
3.1 Articles of Incorporation of CLS General Partnership Corp. (Incorporated herein by reference to Exhibit 3.1 of the Exhibits filed with the Registrant's Registration Statement on Form S-11 (Registration No. 2-97195)).

3.2 By-laws of CLS General Partnership Corp. (Incorporated herein by reference to Exhibit 3.2 of the Exhibits filed with the Registrant's Registration Statement on Form S-11 (Registration No. 2-97195)).

4.1 Certificate and Agreement of Limited Partnership of Power Test Investors Limited Partnership. (Incorporated herein by reference to Exhibit 4.1 of the Exhibits filed with the Registrant's Registration Statement on Form S-11 (Registration No. 2-97195)).

4.2 Certificate and Agreement of Limited Partnership of Power Test Realty Company Limited Partnership. (Incorporated herein by reference to Exhibit 4.2 of the Exhibits filed with the Registrant's Registration Statement on Form S-11 (Registration No. 2-97195)).

4.3 Amendment No. 1 to Certificate and Agreement of Limited Partnership of Power Test Investors Limited Partnership. (Incorporated herein by reference to Exhibit 4.3 of the Exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986 (Commission File No. 0-14557)).

4.4 Amendment No. 1 to Certificate and Agreement of Limited Partnership of Power Test Realty Company Limited Partnership. (Incorporated herein by reference to Exhibit 4.4 of the Exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986 (Commission File No. 0-14557)).

10.1 Loan Agreement dated February 1, 1985 between The Chase Manhattan Bank, N.A., and Power Test Realty Company Limited Partnership and related Note. (Incorporated herein by reference to Exhibit 10.1 of the Exhibits filed with the Registrant's Registration Statement on Form S-11 (Registration No. 2-97195)).

10.1 (a) Note Modification Agreement dated January 22, 1986 amending the Loan Agreement dated February 1, 1985 and related Note (10.1), Collateral Assignment and Security Agreement (10.2) and Form of Mortgage (10.3) between The Chase Manhattan Bank, N.A., and Power Test Realty Company Limited Partnership. (Incorporated herein by reference to Exhibit
          10.1 (a) of the Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985 (Commission File No. 2-97195)).

10.2 Collateral Assignment and Security Agreement dated February 1, 1985 between Power Test Realty Company Limited Partnership and The Chase Manhattan Bank, N.A. (Incorporated herein by reference to Exhibit
          10.2 of the Exhibits filed with the Registrant's Registration Statement on Form S-11 (Registration No. 2-97195)).

10.3 Form of Mortgage from Power Test Realty Company Limited Partnership, as Mortgagor, to The Chase Manhattan Bank, N.A., as Mortgagee, dated as of February 1, 1985. (Incorporated herein by reference to Exhibit
          10.3 of the Exhibits filed with the Registrant's Registration Statement on Form S-11 (Registration No. 2-97195)).

10.4 Promissory Note of Power Test Realty Company Limited Partnership to Texaco Refining and Marketing Inc. dated February 1, 1985. (Incorporated herein by reference to Exhibit 10.4 of the Exhibits filed with the Registrant's Registration Statement on Form S-11 (Registration No. 2-97195)).

10.5 Security Agreement dated February 1, 1985 between Power Test Realty Company Limited Partnership and Texaco Refining and Marketing Inc. (Incorporated herein by reference to Exhibit 10.5 of the Exhibits filed with the Registrant's Registration Statement on Form S-11 (Registration No. 2-97195)).

10.6 Form of Mortgage and Security Agreement from Power Test Realty Company Limited Partnership, as Mortgagor, to Texaco Refining and Marketing Inc., as Mortgagee, dated February 1, 1985. (Incorporated herein by reference to Exhibit 10.6 of the Exhibits filed with the Registrant's Registration Statement on Form S-11 (Registration No. 2-97195)).

10.7 Asset Purchase Agreement between Getty Petroleum Corp. (formerly Power Test Corp.) and Texaco Inc., Getty Oil Company, and Getty Refining and Marketing Company, dated December 21, 1984. (Filed as
          Exhibit 2(a) to Getty Petroleum Corp.'s (formerly Power Test Corp.) Current Report on Form 8-K dated February 19, 1985 (Commission File No. 0-6386) and incorporated herein by reference).

10.8 Form of Real Property Leases between Power Test Realty Company Limited Partnership, as Lessor, and Getty Petroleum Corp. (formerly Power Test Corp.) (either directly or indirectly through a wholly-owned subsidiary), as Lessee, each dated February 1, 1985. (Filed as
          Exhibit 2(e) to Getty Petroleum Corp.'s (formerly Power Test Corp.) Current Report on Form 8-K dated February 19, 1985 (Commission File No. 0-6386) and incorporated herein by reference).

10.9 Rolling Stock Lease between Power Test Realty Company Limited Partnership, as Lessor, and Power Test Petro Corp. (a wholly-owned subsidiary of Getty Petroleum Corp. (formerly Power Test Corp.)), as Lessee, dated February 1, 1985. (Filed as Exhibit 2(f) to Getty Petroleum Corp.'s (formerly Power Test Corp.) Current Report on Form 8-K dated February 19, 1985 (Commission File No. 0-6386) and incorporated herein by reference).

10.10 Equipment Lease between Power Test Realty Company Limited Partnership, as Lessor, and Getty Petroleum Corp. (formerly Power Test Corp.) as Lessee, dated February 1, 1985. (Filed as Exhibit 2(g) to Getty Petroleum Corp.'s (formerly Power Test Corp.) Current Report on Form 8-K dated February 19, 1985 (Commission File No. 0-
          6386) and incorporated herein by reference).

10.11 Guaranty of Getty Petroleum Corp. (formerly Power Test Corp.) of lease obligations of Getty Terminals Corp. (formerly Clay Oil Terminals Inc.), as lessee, to Power Test Realty Company Limited Partnership, as lessor. (Incorporated herein by reference to Exhibit
          10.11 of the Exhibits filed with the Registrant's Registration Statement on Form S-11 (Registration No. 2-97195)).

10.12 Guaranty of Getty Petroleum Corp. (formerly Power Test Corp.) of lease obligations of Power Test Petro Corp., as lessee, to Power Test Realty Company Limited Partnership, as lessor. (Incorporated herein by reference to Exhibit 10.12 of the Exhibits filed with the Registrant's Registration Statement on Form S-11 (Registration No. 2-97195)).

10.13 Newark Terminal Agreement among Texaco Refining and Marketing Inc., Power Test Realty Company Limited Partnership and The Chase Manhattan Bank, N.A., dated February 1, 1985. (Incorporated herein by reference to Exhibit 10.13 of the Exhibits filed with the Registrant's Registration Statement on Form S-11 (Registration No. 2-97195)).

10.14 Easement and ECRA Agreement among Texaco Refining and Marketing Inc., Texaco Inc., Power Test Realty Company Limited Partnership and Getty Petroleum Corp. (formerly Power Test Corp.), dated February 1, 1985. (Incorporated herein by reference to Exhibit 10.14 of the Exhibits filed with the Registrant's Registration Statement on Form S-11 (Registration No. 2-97195)).

10.15 Promissory Note of Power Test Realty Company Limited Partnership to Peoples Bank, N.A., dated July 30, 1985. (Incorporated herein by reference to Exhibit 10.15 of the Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985 (Commission File No. 2-97195)).

10.16 Promissory Note of Power Test Realty Company Limited Partnership to John Hancock Mutual Life Insurance Company dated December 19, 1985. (Incorporated herein by reference to Exhibit 10.16 of the Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985 (Commission File No. 2-97195)).

10.17 Note Modification Agreement dated April 18, 1986 between Getty Petroleum Corp. and Power Test Realty Company Limited Partnership. (Incorporated herein by reference to Exhibit 10.17 of the Exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1986 (Commission File No. 0-14557)).

10.18 Promissory Note made as of April 18, 1986 between Getty Petroleum Corp. and Power Test Realty Company Limited Partnership. (Incorporated herein by reference to Exhibit 10.18 of the Exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1986 (Commission File No. 0-14557)).

10.19 Agreement extending maturity date of Promissory Note made as of April 18, 1986 between Getty Petroleum Corp. and Power Test Realty Company Limited Partnership. (Incorporated herein by reference to Exhibit
          10.19 of the Exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986 (Commission File No. 0-14557)).

10.20 Loan Agreement between Power Test Realty Company Limited Partnership and Bank of New England, N.A. dated as of December 10, 1986. (Incorporated herein by reference to Exhibit 10.20 of the Exhibits filed with the Registrants's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 0-14557)).

10.21 Hazardous Waste and PMPA Indemnification Agreement dated as of December 10, 1986 among Getty Petroleum Corp., Power Test Realty Company Limited Partnership and Bank of New England, N.A. (Incorporated herein by reference to Exhibit 10.21 of the Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 0-14557)).

10.22 Mortgage Rider attached to all Forms of Mortgages dated December 10, 1986 between Power Test Realty Company Limited Partnership (the "Mortgagor") and Bank of New England, N.A. (the "Mortgagee"), filed in all the various states, none of which contain provisions of substance. (Incorporated herein by reference to Exhibit 10.22 of the Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 0-14557)).

10.23 Note Agreement dated as of December 1, 1986 between Power Test Realty Company Limited Partnership and Massachusetts Mutual Life Insurance Company. (Incorporated herein by reference to Exhibit 10.23 of the Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 0-14557)).

10.24 Guaranty Agreement dated as of December 1, 1986 of Getty Petroleum Corp. regarding distribution terminal leases between Power Test Realty Company Limited Partnership and Getty Terminals Corp. (Incorporated herein by reference to Exhibit 10.24 of the Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 0-14557)).

10.25 Mortgage and Security Agreement dated as of December 1, 1986 from Power Test Realty Company Limited Partnership to Massachusetts Mutual Life Insurance Company for the East Providence, Rhode Island terminal, which is identical to the Mortgage and Security Agreements for the four other terminals mortgaged under the Note Agreement. (Incorporated herein by reference to Exhibit 10.25 of the Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 0-14557)).

10.26 Amendment No. 1 dated November 30, 1989 to Loan Agreement between Power Test Realty Company Limited Partnership and Bank of New England, N.A. dated December 10, 1986. (Incorporated herein by reference to Exhibit 10.26 of the Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 (Commission File No. 0-14557)).

27        Financial Data Schedule.

(b)  Report on Form 8-K:  None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    Power Test Investors Limited Partnership
                    ----------------------------------------
                                (Registrant)



                    By
                       --------------------------------------------------
                    Leo Liebowitz, President, Treasurer and a Director of
                      CLS General Partnership Corp., the General Partner (Principal Financial and Accounting Officer)

                    Date  March 30, 1995
                         -----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.


                    By
                      -----------------------------------------------------
                    Milton Safenowitz, Executive Vice President, Assistant
                      Secretary and a Director of CLS General Partnership Corp., the General Partner

                    Date  March 30, 1995
                         --------------------


                    By
                      -----------------------------------------------------
                    Milton Cooper, Secretary, Assistant Treasurer and a
                      Director of CLS General Partnership Corp., the General Partner

                    Date  March 30, 1995
                         ---------------------

                                 EXHIBIT INDEX
                                ---------------
                   Power Test Investors Limited Partnership

        Annual Report on Form 10-K for the year ended December 31, 1994

Exhibit                                          Begins on
No.         Description                      Sequential Page No.
-------------------------------------------------------------------------------
3.1     Articles of Incorporation of     Incorporated by reference to Exhibit
        CLS General Partnership Corp.    3.1 of the Exhibits filed with the
                                         Registrant's Registration Statement on
                                         Form S-11 (Registration No. 2-97195).

3.2     By-laws of CLS General           Incorporated by reference to Exhibit
        Partnership Corp.                3.2 of the Exhibits filed with the
                                         Registrant's Registration Statement on
                                         Form S-11 (Registration No. 2-97195).

4.1     Certificate and Agreement of     Incorporated by reference to Exhibit
        Limited Partnership of Power     4.1 of the Exhibits filed with the
        Test Investors Limited           Registrant's Registration Statement on
        Partnership.                     Form S-11 (Registration No. 2-97195).

4.2     Certificate and Agreement of     Incorporated by reference to Exhibit
        Limited Partnership of Power     4.2 of the Exhibits filed with the
        Test Realty Company Limited      Registrant's Registration Statement on
        Partnership.                     Form S-11 (Registration No. 2-97195).

4.3     Amendment No. 1 to Certificate   Incorporated by reference to Exhibit
        and Agreement of Limited         4.3 of the Exhibits filed with the
        Partnership of Power Test        Registrant's Quarterly Report on
        Investors Limited Partnership.   Form 10-Q for the quarter ended
                                         September 30, 1986 (Commission File
                                         No. 0-14557).

4.4     Amendment No. 1 to Certificate   Incorporated by reference to Exhibit
        and Agreement of Limited         4.4 of the Exhibits filed with the
        Partnership of Power Test        Registrant's Quarterly Report on
        Realty Company Limited           Form 10-Q for the quarter ended
        Partnership.                     September 30, 1986 (Commission File
                                         No. 0-14557).

10.1    Loan Agreement dated             Incorporated by reference to Exhibit
        February 1, 1985 between The     10.1 of the Exhibits filed with the
        Chase Manhattan Bank, N.A.,      Registrant's Registration Statement
        and Power Test Realty Company    on Form S-11 (Registration
        Limited Partnership and          No. 2-97195).
        related Note.

10.1(a) Note Modification Agreement      Incorporated by reference to Exhibit
        dated January 22, 1986 amending  10.1(a) of the Exhibits filed with
        the Loan Agreement dated         the Registrant's Annual Report on Form
        February 1, 1985 and related     10-K  for the fiscal year ended
        Note (10.1), Collateral          December 31, 1985
        Assignment and Security          (Commission File No. 2-97195).
        Agreement (10.2) and Form
        of Mortgage (10.3) between The
        Chase Manhattan Bank, N.A.,
        and Power Test Realty Company
        Limited Partnership.

10.2    Collateral Assignment and        Incorporated by reference to Exhibit
        Security Agreement dated         10.2 of the Exhibits filed with the
        February 1, 1985 between         Registrant's Registration Statement on
        Power Test Realty Company        Form S-11 (Registration No. 2-97195).
        Limited Partnership and The
        Chase Manhattan Bank, N.A.

10.3    Form of Mortgage from Power      Incorporated by reference to Exhibit
        Test Realty Company Limited      10.3 of the Exhibits filed with the
        Partnership, as Mortgagor,       Registrant's Registration Statement on
        to The Chase Manhattan Bank,     Form S-11 (Registration No. 2-97195).
        N.A., as Mortgagee, dated as
        of February 1, 1985.

10.4    Promissory Note of Power         Incorporated by reference to Exhibit
        Test Realty Company Limited      10.4 of the Exhibits filed with the
        Partnership to Texaco            Registrant's Registration Statement on
        Refining and Marketing Inc.      Form S-11 (Registration No. 2-97195).
        dated February 1, 1985.

10.5    Security Agreement dated         Incorporated by reference to Exhibit
        February 1, 1985 between         10.5 of the Exhibits filed with the
        Power Test Realty Company        Registrant's Registration Statement on
        Limited Partnership and          Form S-11 (Registration No. 2-97195).
        Texaco Refining and
        Marketing Inc.

10.6    Form of Mortgage and Security    Incorporated by reference to Exhibit
        Agreement from Power Test        10.6 of the Exhibits filed with
        Realty Company Limited Partner-  Registrant's Registration Statement on
        ship, as Mortgagor, to Texaco    Form S-11(Registration No. 2-97195).
        Refining and Marketing, Inc.,
        as Mortgagee, dated
        February 1, 1985.

10.7    Asset Purchase Agreement         Filed as Exhibit 2(a) to Getty
        between Getty Petroleum Corp.    Petroleum Corp.'s (formerly Power Test
        (formerly Power Test Corp.)      Corp.) Current Report on Form 8-K dated
        and Texaco Inc., Getty Oil       February 19, 1985 (Commission File No.
        Company, and Getty Refining      0-6386) and incorporated herein by
        and Marketing Company,           reference.
        dated December 21, 1984.

10.8    Form of Real Property Leases     Filed as Exhibit 2(e) to Getty
        between Power Test Realty        Petroleum Corp.'s (formerly Power Test
        Company Limited Partnership,     Corp.) Current Report on Form 8-K dated
        as Lessor, and Getty Petroleum   February 19, 1985 (Commission File No.
        Corp. (formerly Power Test       0-6386) and incorporated herein by
        Corp.) (either directly or       reference.
        indirectly through a wholly-
        owned subsidiary), as Lessee,
        each dated February 1, 1985.

10.9    Rolling Stock Lease between      Filed as Exhibit 2(f) to Getty
        Power Test Realty Company        Petroleum Corp.'s (formerly Power Test
        Limited Partnership, as          Corp.) Current Report on Form 8-K dated
        Lessor, and Power Test           February 19, 1985 (Commission File No.
        Petro Corp. (a wholly-           0-6386) and incorporated herein by
        owned subsidiary of Getty        reference.
        Petroleum Corp.), as Lessee,
        dated February 1, 1985.

10.10   Equipment Lease between Power    Filed as Exhibit 2(g) to Getty
        Test Realty Company Limited      Petroleum Corp.'s (formerly Power Test
        Partnership, as Lessor, and      Corp.) Current Report on Form 8-K dated
        Getty Petroleum Corp. (formerly  February 19, 1985 (Commission File No.
        Power Test Corp.) as Lessee,     0-6386) and incorporated herein by
        dated February 1, 1985.          reference.

10.11   Guaranty of Getty Petroleum      Incorporated by reference to Exhibit
        Corp. (formerly Power Test       10.11 of the Exhibits filed with the
        Corp.) of lease obligations      Registrant's Registration Statement on
        of Getty Terminals Corp.         Form S-11 (Registration No. 2-97195).
        (formerly Clay Oil Terminals
        Inc.), as lessee, to Power
        Test Realty Company Limited
        Partnership, as lessor.

10.12   Guaranty of Getty Petroleum      Incorporated by reference to Exhibit
        Corp. (formerly Power Test       10.12 of the Exhibits filed with the
        Corp.) of lease obligations      Registrant's Registration Statement on
        of Power Test Petro Corp.,       Form S-11 (Registration No. 2-97195).
        as lessee, to Power Test
        Realty Company Limited
        Partnership, as lessor.

10.13   Newark Terminal Agreement        Incorporated by reference to Exhibit
        among Texaco Refining and        10.13 of the Exhibits filed with the
        Marketing Inc., Power            Registrant's Registration Statement on
        Test Realty Company Limited      Form S-11 (Registration No. 2-97195).
        Partnership and The Chase
        Manhattan Bank, N.A., dated
        February 1, 1985.

10.14   Easement and ECRA Agreement      Incorporated by reference to Exhibit
        among Texaco Refining and        10.14 of the Exhibits filed with the
        Marketing Inc., Texaco Inc.,     Registrant's Registration Statement on
        Power Test Realty Company        Form S-11 (Registration No. 2-97195).
        Limited Partnership and Getty
        Petroleum Corp. (formerly
        Power Test Corp.), dated
        February 1, 1985.

10.15   Promissory Note of Power         Incorporated by reference to Exhibit
        Test Realty Company Limited      10.15 of the Exhibits filed with the
        Partnership to Peoples Bank,     Registrant's Annual Report on Form 10-K
        N.A., dated July 30, 1985.       for the fiscal year ended December 31,
                                         1985 (Commission File No. 2-97195).

10.16   Promissory Note of Power Test    Incorporated by reference to Exhibit
        Realty Company Limited           10.16 of the Exhibits filed with the
        Partnership to John Hancock      Registrant's Annual Report on Form 10-K
        Mutual Life Insurance Company    for the fiscal year ended December 31,
        dated December 19, 1985.         1985 (Commission File No. 2-97195).

10.17   Note Modification Agreement      Incorporated by reference to Exhibit
        dated April 18, 1986 between     10.17 of the Exhibits filed with the
        Getty Petroleum Corp. and        Registrant's Quarterly Report on Form
        Power Test Realty Company        10-Q for the quarter ended March 31,
        Limited Partnership.             1986 (Commission File No. 0-14557).

10.18   Promissory Note made as of       Incorporated by reference to Exhibit
        April 18, 1986 between Getty     10.18 of the Exhibits filed with the
        Petroleum Corp. and Power        Registrant's Quarterly Report on Form
        Test Realty Company Limited      10-Q for the quarter ended June 30,
        Partnership.                     1986 (Commission File No. 0-14557).

10.19   Agreement extending maturity     Incorporated by reference to Exhibit
        date of Promissory Note made     10.19 of the Exhibits filed with the
        as of April 18, 1986 between     Registrant's Quarterly Report on Form
        Getty Petroleum Corp. and        10-Q for the quarter ended September
        Power Test Realty Company        30, 1986 (Commission File No. 0-14557).
        Limited Partnership.

10.20   Loan Agreement between Power     Incorporated by reference to Exhibit
        Test Realty Company Limited      10.20 of the Exhibits filed with the
        Partnership and Bank of New      Registrant's Annual Report on Form 10-K
        England, N.A. dated as of        for the fiscal year ended December 31,
        December 10, 1986.               1986 (Commission File No. 0-14557).

10.21   Hazardous Waste and PMPA         Incorporated by reference to Exhibit
        Indemnification Agreement        10.21 of the Exhibits filed with the
        dated as of December 10,         Registrant's Annual Report on Form 10-K
        1986 among Getty Petroleum       for the fiscal year ended December 31,
        Corp., Power Test Realty         1986 (Commission File No. 0-14557).
        Company Limited Partnership
        and Bank of New England, N.A.

10.22   Mortgage Rider attached to       Incorporated by reference to Exhibit
        all Forms of Mortgages dated     10.22 of the Exhibits filed with the
        December 10, 1986 between        Registrant's Annual Report on Form 10-K
        Power Test Realty Company        for the fiscal year ended December 31,
        Limited Partnership (the         1986 (Commission File No. 0-14557).
        "Mortgagor") and Bank of
        New England, N.A. (the
        "Mortgagee"), filed in all
        the various states, none of
        which contain provisions of
        substance.

10.23   Note Agreement dated as of       Incorporated by reference to Exhibit
        December 1, 1986 between         10.23 of the Exhibits filed with the
        Power Test Realty Company        Registrant's Annual Report on Form 10-K
        Limited Partnership and          for the fiscal year ended December 31,
        Massachusetts Mutual Life        1986 (Commission File No. 0-14557).
        Insurance Company.

10.24   Guaranty Agreement dated         Incorporated by reference to Exhibit
        as of December 1, 1986 of        10.24 of the Exhibits filed with the
        Getty Petroleum Corp.            Registrant's Annual Report on Form 10-K
        regarding distribution terminal  for the fiscal year ended December 31,
        leases between Power Test        1986 (Commission File No. 0-14557).
        Realty Company Limited
        Partnership and Getty Terminals
        Corp.

10.25   Mortgage and Security Agreement  Incorporated by reference to Exhibit
        dated as of December 1, 1986     10.25 of the Exhibits filed with the
        from Power Test Realty Company   Registrant's Annual Report on Form 10-K
        Limited Partnership to           for the fiscal year ended December 31,
        Massachusetts Mutual Life        1986 (Commission File No. 0-14557).
        Insurance Company for the East
        Providence Rhode Island
        terminal, which is identical
        to the Mortgage and Security
        Agreements for the four other
        terminals mortgaged under the
        Note Agreement.

10.26   Amendment No. 1 dated            Incorporated by reference to Exhibit
        November 30, 1989 to Loan        10.26 of the Exhibits filed with the
        Agreement between Power          Registrant's Annual Report on Form 10-K
        Test Realty Company Limited      for the fiscal year ended December 31,
        Partnership and Bank of New      1989 (Commission File No. 0-14557).
        England, N.A. dated December
        10, 1986.

27      Financial Data Schedule.                         37

                                  EXHIBIT 27
                                 ------------
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED FINANCIAL STATEMENTS OF POWER TEST INVESTORS
LIMITED PARTNERSHIP AS OF DECEMBER 31, 1994 AND FOR THE YEAR THEN
ENDED AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH
CONSOLIDATED FINANCIAL STATEMENTS.