Form 10-Q
period 1995-03-31
POWER TEST INVESTORS LTD PARTNERSHIP
filed 1995-05-12
CIK 766748

==============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended March 31, 1995             Commission file number 0-14557


                   POWER TEST INVESTORS LIMITED PARTNERSHIP
        --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           NEW YORK                                        11-2717079
- ----------------------------------                     --------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

125 Jericho Turnpike, Jericho, New York                       11753
- ------------------------------------------             -------------------
(Address of principal executive offices)                   (Zip  Code)

                               (516) 338 - 6000
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ----    ----
==============================================================================

                   POWER TEST INVESTORS LIMITED PARTNERSHIP

                                     INDEX

PART I.  FINANCIAL INFORMATION                                     Page Number

Item 1.  Consolidated Financial Statements:

     Balance Sheets - March 31, 1995 and December 31, 1994                1

     Statements of Income - three months ended
       March 31, 1995 and 1994                                            2

     Statements of Cash Flows - three months ended
       March 31, 1995 and 1994                                            3

     Notes to Consolidated Financial Statements                         4 - 6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       7

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 8

Signatures                                                                8

                   POWER TEST INVESTORS LIMITED PARTNERSHIP
                       (a New York limited partnership)
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 1995 and December 31, 1994

                                                    March 31,    December 31,
                                                      1995           1994
                                                   (unaudited)
- -------------------------------------------------------------------------------
                                    ASSETS

Cash and cash equivalents                          $ 2,812,012    $ 2,523,681
Receivable-condemnation, net                           164,958             --
Net investment in direct financing leases            5,575,949      5,747,246
Fixed assets, at cost, net of accumulated
 depreciation of $18,667,204 and $18,523,870,
 respectively                                       31,540,697     31,903,386
Deferred charges, net of accumulated amortization
 of $2,366,332 and $2,332,576, respectively            251,403        285,159
                                                   -----------    -----------
                                                   $40,345,019    $40,459,472
                                                   ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities, primarily interest            $   311,226    $   358,438
Mortgages payable                                   37,301,413     37,908,888
Partners' capital, 6,510,975 units of
 general and limited partnership interests
 issued and outstanding                              2,732,380      2,192,146
                                                   -----------    -----------
                                                   $40,345,019    $40,459,472
                                                   ===========    ===========


                            See accompanying notes.

                   POWER TEST INVESTORS LIMITED PARTNERSHIP
                       (a New York limited partnership)
                       CONSOLIDATED STATEMENTS OF INCOME
                  Three months ended March 31, 1995 and 1994
                                  (unaudited)

                                                        1995           1994
- -------------------------------------------------------------------------------
Revenues:
  Rental income                                     $2,248,921     $2,291,515
  Interest on direct financing leases                  274,089        306,341
  Other income                                         539,473         81,947
                                                    ----------     ----------
                                                     3,062,483      2,679,803
                                                    ----------     ----------

Expenses:
  Interest                                             886,460        869,962
  General and administrative                           192,909        180,112
  Depreciation and amortization                        225,843        227,031
  Income applicable to minority interest                17,612         14,142
                                                    ----------     ----------
                                                     1,322,824      1,291,247
                                                    ----------     ----------
Net income                                          $1,739,659     $1,388,556
                                                    ==========     ==========

Net income per unit                                 $      .27     $      .21
                                                    ==========     ==========

Distributions per unit                              $     .185     $     .185
                                                    ==========     ==========

Weighted average units outstanding                   6,510,975      6,510,975
                                                    ==========     ==========



                            See accompanying notes.

                   POWER TEST INVESTORS LIMITED PARTNERSHIP
                       (a New York limited partnership)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three months ended March 31, 1995 and 1994
                                  (unaudited)

                                                          1995          1994
- -------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                            $1,739,659    $1,388,556
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                           225,843       227,031
 Amortization of investment in direct
  financing leases                                       171,297       145,954
 (Gain) on dispositions of fixed assets                 (497,969)      (65,860)
 Minority interest                                        17,612        14,142
Changes in assets and liabilities:
 Increase in receivable-condemnation, net               (164,958)           --
 Decrease in accrued liabilities                         (47,212)      (16,907)
                                                      ----------    ----------
     Net cash provided by operating activities         1,444,272     1,692,916
                                                      ----------    ----------

Cash flows from investing activities:
 Proceeds from dispositions of fixed assets              668,571        92,257
                                                      ----------    ----------
     Net cash provided by investing activities           668,571        92,257
                                                      ----------    ----------

Cash flows used in financing activities:
 Mortgage principal payments                            (607,475)     (761,612)
 Cash distributions                                   (1,217,037)   (1,217,037)
                                                      ----------    ----------
     Net cash used in financing activities            (1,824,512)   (1,978,649)
                                                      ----------    ----------

Net increase (decrease) in cash and cash equivalents     288,331      (193,476)
Cash and cash equivalents at beginning of period       2,523,681     1,983,574
                                                      ----------    ----------
Cash and cash equivalents at end of period            $2,812,012    $1,790,098
                                                      ==========    ==========
Supplemental disclosure of cash flow information -
 Cash paid during the period for interest             $  887,542    $  881,295


                            See accompanying notes.

                   POWER TEST INVESTORS LIMITED PARTNERSHIP
                       (a New York limited partnership)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31,1995
                                  (unaudited)

1.  Basis of Presentation:

The accompanying consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation.

2.  Organization:

Power Test Investors Limited Partnership ("Partnership") is a New York limited partnership which was formed in January 1985 to invest in and become the limited partner in Power Test Realty Company Limited Partnership ("Operating Partnership"), also a New York limited partnership. The Operating Partnership was formed to acquire, own, lease and sell or dispose of certain of the assets ("Assets") formerly used in the petroleum marketing operations of Getty Oil Company and Getty Refining and Marketing Company located in the Northeastern and Mid- Atlantic states. The Operating Partnership has leased to Getty Petroleum Corp. ("Getty") the Assets which were acquired on February 1, 1985. The leases are principally for initial periods of fifteen years expiring January 31, 2000 (subject to multiple renewal periods through 2050) and currently provide for aggregate annual rental payments of approximately $10,677,000. The general partner of the Partnership and the Operating Partnership is CLS General Partnership Corp. ("General Partner").

The limited partners of the Partnership contributed approximately 79% of the capital of the Partnership and share pro rata with the General Partner (which contributed approximately 21% of the capital of the Partnership) in the financial and tax attributes of the Partnership. The Partnership contributed 99% of the capital of the Operating Partnership and shares pro rata with the General Partner (which contributed the remaining 1% of the capital of the Operating Partnership) in the financial and tax attributes of the Operating Partnership. In 1990 and 1991, the General Partner purchased 38,933 and 46,000 units of limited partnership interests, respectively, further increasing its ownership of the Partnership to approximately 22.2%.

3.  Consolidation:

The consolidated financial statements include the accounts of the Partnership and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated.

The General Partner's share of the Operating Partnership's income for the three months ended March 31, 1995 and 1994 has been reflected as "Income applicable to minority interest" in the accompanying consolidated statements of income.


4.  Partners' Capital:

                                                                       Total
                                          General      Limited       Partners'
                                          Partner     Partners        Capital
- -------------------------------------------------------------------------------
Balance, December 31, 1994               $ 414,748   $1,777,398     $2,192,146

Net income for the three months
 ended March 31, 1995                      386,739    1,352,920      1,739,659

Distributions to unitholders              (280,283)    (936,754)    (1,217,037)

Income applicable to minority interest      17,612           --         17,612
                                         ---------   ----------     ----------
Balance, March 31, 1995                  $ 538,816   $2,193,564     $2,732,380
                                         =========   ==========     ==========

As of March 31, 1995 and December 31, 1994, the General Partner's minority interest amounted to $19,410 and $14,305, respectively, which is included in "Total Partners' Capital".


5.  Sale of Property:

In accordance with the terms of the lease, the Operating Partnership, in March 1995, sold a service station to Getty for eleven times the annual rental, resulting in a net gain of $339,475 to the Partnership. The net gain has been reflected in "Other income" in the accompanying consolidated statement of income for the three months ended March 31, 1995.


6.  Condemnation of Property:

The New Haven terminal was subject to a partial condemnation for a road widening which has resulted in a taking of approximately 5,100 square feet of land. The lease was not terminated but the rent has been reduced by $14,564 per annum in accordance with the terms of the lease. Under the provisions of the lease agreement, the Operating Partnership will receive $164,958 and Getty will receive $150,042 of the condemnation award. The condemnation resulted in a net gain of $158,494 to the Partnership which has been reflected in "Other income" in the accompanying consolidated statement of income for the three months ended March 31, 1995.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

The Partnership was formed to invest in and become the limited partner in the Operating Partnership. The operations of the Operating Partnership consist of leasing to Getty Petroleum Corp. all of its properties which were acquired on February 1, 1985. The leases are principally for initial periods of fifteen years expiring January 31, 2000 (subject to multiple renewal periods through 2050) and currently provide for aggregate annual payments of approximately $10,677,000.

The decrease in rental income for the three months ended March 31, 1995 as compared to the prior year period is due to the sale of certain properties.

The increase in other income for the three months ended March 31, 1995 as compared to the prior year period is principally due to a net gain of $339,475 from the sale of a property in March 1995 and a net gain of $158,494 resulting from the partial condemnation of the New Haven terminal, as compared to a net gain of $65,860 from the sale of a property in January 1994. Other income also includes interest income earned on investments for each of the respective periods.

The increase in interest expense for the three months ended March 31, 1995 as compared to the 1994 period was principally due to an increase in the prime rate, partially offset by a reduction of the principal balances under the Operating Partnership's outstanding mortgages.

The Partnership has made quarterly cash distributions to its unitholders since 1987. On June 1, 1995, a cash distribution of 18.5 cents per unit will be paid to unitholders of record on May 1, 1995.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

          Designation of Exhibit
         in this Quarterly Report
              on Form 10-Q                       Description of Exhibit
         -------------------------               --------------------------
                  27                             Financial Data Schedule


         (b)  Reports on Form 8-K:  None



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                                 -----------------------------------------
                                                 (Registrant)


                                 By:_______________________________________
                                    Leo Liebowitz, President, Treasurer and a
                                     Director of CLS General Partnership Corp.,
                                     the General Partner (Principal Financial
                                     and Accounting Officer)



Dated:  May 12, 1995