Form 10-Q
period 1995-06-30
POWER TEST INVESTORS LTD PARTNERSHIP
filed 1995-08-11
CIK 766748

==========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



 For quarter ended June 30, 1995            Commission file number 0-14557

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
         ---------------------------------------------------------
          (Exact name of registrant as specified in its charter)

             NEW YORK                               11-2717079
- ----------------------------------------     ---------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

125 Jericho Turnpike, Jericho, New York            11753
- ----------------------------------------     ---------------------------
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

Registrant has 6,509,536 units of general and limited partnership interests outstanding as of June 30, 1995.

===========================================================================

                 POWER TEST INVESTORS LIMITED PARTNERSHIP

                                   INDEX

PART I.  FINANCIAL INFORMATION                                 Page Number

Item 1.  Consolidated Financial Statements:

     Balance Sheets - June 30, 1995 and December 31, 1994            1

     Statements of Income - three and six months ended
     June 30, 1995 and 1994                                          2

     Statements of Cash Flows - six months ended
     June 30, 1995 and 1994                                          3

     Notes to Consolidated Financial Statements                    4 - 5

Item 2.  Management's Discussion and Analysis of Financial
     Condition And Results of Operations                             6

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                            7

Signatures                                                           7

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                     (a New York limited partnership)
                        CONSOLIDATED BALANCE SHEETS
                    June 30, 1995 and December 31, 1994




                                                   June 30,      December 31,
                                                     1995           1994
                                                  -----------    -----------
                                                  (unaudited)
                 ASSETS

Cash and cash equivalents                        $ 2,608,002      $ 2,523,681
Net investment in direct financing leases          5,396,269        5,747,246
Fixed assets, at cost, net of accumulated
  depreciation of $18,858,913 and
  $18,523,870, respectively                       31,348,988       31,903,386
Deferred charges, net of accumulated
  amortization of $2,400,088 and $2,332,576,
  respectively                                       217,647          285,159
                                                 -----------      -----------
                                                 $39,570,906      $40,459,472
                                                 ===========      ===========

   LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities, primarily interest             $341,623         $358,438
Mortgages payable                                 36,522,370       37,908,888
Partners' capital,
  6,509,536 and 6,510,975 units of general
  and limited partnership interests
  outstanding, respectively                        2,706,913        2,192,146
                                                 -----------       ----------
                                                 $39,570,906      $40,459,472
                                                 ===========      ===========


                           See accompanying notes.

                   POWER TEST INVESTORS LIMITED PARTNERSHIP
                       (a New York limited partnership)
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)

                         Three months ended June 30,  Six months ended June 30,
                         ---------------------------  -------------------------
                                1995        1994            1995        1994
                               ------      ------          ------     ------
Revenues:
 Rental income              $2,223,851  $2,290,077      $4,472,772  $4,581,592
 Interest on direct
  financing leases             265,706     299,299         539,795     605,640
 Other income                   47,741     408,266         587,214     490,213
                            ----------  ----------      ----------  ----------
                             2,537,298   2,997,642       5,599,781   5,677,445
                            ----------  ----------      ----------  ----------


Expenses:
 Interest                      884,752     886,236       1,771,212   1,756,198
 General and administrative    225,164     184,935         418,073     365,047
 Depreciation and
  amortization                 225,465     226,807         451,308     453,838
 Income applicable to
  minority interest             12,557      17,131          30,169      31,273
                            ----------  ----------      ----------  ----------
                             1,347,938   1,315,109       2,670,762   2,606,356
                            ----------  ----------      ----------  ----------

Net income                  $1,189,360  $1,682,533      $2,929,019  $3,071,089
                            ==========  ==========      ==========  ==========

Net income per unit               $.18        $.26            $.45        $.47
                            ==========  ==========      ==========  ==========
Distributions per unit           $.185       $.185            $.37        $.37
                            ==========  ==========      ==========  ==========
Weighted average units
 outstanding                 6,509,931   6,510,975       6,510,450   6,510,975
                            ==========  ==========      ==========  ==========



                            See accompanying notes.

                   POWER TEST INVESTORS LIMITED PARTNERSHIP
                       (a New York limited partnership)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended June 30, 1995 and 1994
                                  (unaudited)
                                                       1995            1994
                                                   -------------  ------------
Cash flows from operating activities:
Net income                                          $2,929,019      $3,071,089
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                         451,308         453,838
 Amortization of investment in direct
   financing leases                                    350,977         298,950
 Gain on dispositions of fixed assets                 (497,969)       (455,723)
 Minority interest                                      30,169          31,273
Changes in assets and liabilities:
 Decrease in accrued liabilities                       (16,815)        (15,174)
                                                    ----------      ----------
     Net cash provided by operating activities       3,246,689       3,384,253
                                                    ----------      ----------

Cash flows from investing activities:
 Proceeds from dispositions
  of fixed assets                                      668,571         839,157
                                                    ----------      ----------

     Net cash provided by investing activities         668,571         839,157
                                                    ----------      ----------

Cash flows used in financing activities:
 Mortgage principal payments                        (1,386,518)     (1,562,919)
 Cash distributions                                 (2,433,808)     (2,434,075)
 Purchase of treasury units                            (10,613)              -
                                                    ----------      ----------
     Net cash used in financing activities          (3,830,939)     (3,996,994)
                                                    ----------      ----------
Net increase in
 cash and cash equivalents                              84,321         226,416

Cash and cash equivalents at
 beginning of period                                 2,523,681       1,983,574
                                                    ----------      ----------

Cash and cash equivalents at
 end of period                                      $2,608,002      $2,209,990
                                                    ==========      ==========

Supplemental disclosure of cash flow
  information -
   Cash paid during the period for interest         $1,787,611      $1,772,215



                            See accompanying notes.

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                     (a New York limited partnership)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1995
                                (unaudited)

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

The General Partner's share of the Operating Partnership's income for the periods ended June 30, 1995 and 1994 has been reflected as "Income applicable to minority interest" in the accompanying consolidated statements of income.

4.  Partners' Capital:

                                                                      Total
                                  General          Limited           Partners'
                                  Partner          Partners          Capital
                               --------------    -------------    ------------
Balance, December 31, 1994       $ 414,748        $1,777,398        $2,192,146

Net income for the six months
 ended June 30, 1995               651,290         2,277,729         2,929,019

Distributions to unitholders      (560,565)       (1,873,243)       (2,433,808)

Purchase of treasury units               -           (10,613)          (10,613)

Income applicable to minority
 interest                           30,169                 -            30,169
                                 ---------        ----------        ----------
Balance, June 30, 1995           $ 535,642        $2,171,271        $2,706,913
                                 =========        ==========        ==========

As of June 30, 1995 and December 31, 1994, the General Partner's minority interest amounted to $19,460 and $14,305, respectively, which is included in "Total Partners' Capital".

5.  Sale of Property:

In accordance with the terms of the lease, the Operating Partnership, in March 1995, sold a service station to Getty for eleven times the annual rental, resulting in a net gain of $339,475 to the Partnership. The net gain has been reflected in "Other income" in the accompanying consolidated statement of income for the six month period ended June 30, 1995. During 1994, the Operating Partnership sold four service stations to Getty for eleven times the annual rentals, as provided by the lease agreement with Getty, resulting in a net gain to the Partnership of $389,863 and $455,723 for the three and six months ended June 30, 1994, respectively. The net gains resulting from such sales have been reflected in "Other income" in the accompanying consolidated statements of income.

6.  Condemnation of Property:

The New Haven terminal was subject to a partial condemnation for a road widening which resulted in a taking of approximately 5,100 square feet of land during the quarter ended March 31, 1995. The lease was not terminated but the rent was reduced from $207,212 to $192,648 per annum in accordance with the terms of the lease. The Operating Partnership received $164,958, and Getty received $150,042 of the condemnation award representing the value of Getty's leasehold interest as determined by the formula set forth in the lease. The condemnation resulted in a net gain of $158,494 to the Partnership which has been reflected in "Other income" in the accompanying consolidated statement of income for the six month period ended
June 30, 1995.

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

The decrease in rental income for the three and six months ended June 30, 1995 as compared to the prior year periods is due to the sale of certain properties.

The decrease in other income for the three months ended June 30, 1995 as compared to the prior year period is principally due to a net gain of $389,863 from the sale of three properties during the 1994 period. The increase in other income for the six month period ended June 30, 1995 is principally due to net gains of $339,475 from the sale of a property and $158,494 resulting from the partial condemnation of the New Haven terminal, as compared to a net gain of $455,723 from the sale of properties during the six month period ended June 30, 1994. Other income also includes interest income earned on investments for each of the respective periods.

In June 1995, the Partnership announced that it will purchase in the market from time to time up to 150,000 of its units at prices not to exceed $7.50 per unit. The unit purchase program will continue until the end of the year. During the quarter ended June 30, 1995, the Partnership purchased 1,439 units.

The Partnership has made quarterly cash distributions to its unitholders since 1987. On September 1, 1995, a cash distribution of 18.5 cents per unit will be paid to unitholders of record on August 1, 1995.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits:

             Designation of Exhibit
            in this Quarterly Report
                  on Form 10-Q                      Description of Exhibit
            -------------------------               ----------------------
                      27                            Financial Data Schedule


            (b)  Reports on Form 8-K:  None



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            POWER TEST INVESTORS LIMITED PARTNERSHIP
                            ----------------------------------------------
                                            (Registrant)


                            By:____________________________________________
                                Leo Liebowitz, President, Treasurer and a
                                Director of CLS General Partnership Corp.,
                                the General Partner (Principal Financial
                                and Accounting Officer)



Dated:  August 10, 1995