Form 10-Q
period 1995-09-30
POWER TEST INVESTORS LTD PARTNERSHIP
filed 1995-11-13
CIK 766748

==========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



  For quarter ended September 30, 1995        Commission file number 0-14557
                    ------------------                               -------

                   POWER TEST INVESTORS LIMITED PARTNERSHIP
        -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             NEW YORK                                  11-2717079
-----------------------------------------           --------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

125 Jericho Turnpike, Jericho, New York                  11753
-----------------------------------------           --------------------
(Address of principal executive offices)              (Zip Code)

                               (516) 338 - 6000
                            ---------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---
Registrant has 6,509,516 units of general and limited partnership interests outstanding as of September 30, 1995.

==========================================================================

                   POWER TEST INVESTORS LIMITED PARTNERSHIP

                                    INDEX

PART I.  FINANCIAL INFORMATION                                  Page Number
------------------------------                                  -----------

Item 1.  Consolidated Financial Statements:

     Balance Sheets - September 30, 1995 and December 31, 1994        1

     Statements of Income - three and nine months ended
       September 30, 1995 and 1994                                    2

     Statements of Cash Flows - nine months ended
       September 30, 1995 and 1994                                    3

     Notes to Consolidated Financial Statements                     4 - 6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations              7

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                             8

Signatures                                                            8



                   POWER TEST INVESTORS LIMITED PARTNERSHIP
                       (a New York limited partnership)
                         CONSOLIDATED BALANCE SHEETS
                   September 30, 1995 and December 31, 1994


                                                  September 30,  December 31,
                                                      1995           1994
                                                 -------------  ------------
                                                   (unaudited)
        ASSETS

Cash and cash equivalents                          $ 3,311,062   $ 2,523,681
Net investment in direct financing leases            5,207,795     5,747,246
Fixed assets, at cost, net of accumulated
  depreciation of $18,943,960 and $18,523,870,
  respectively                                      30,842,630    31,903,386
Deferred charges, net of accumulated
  amortization of $2,433,844 and $2,332,576,
  respectively                                         183,891       285,159
                                                   -----------   -----------
                                                   $39,545,378   $40,459,472
                                                   ===========   ===========


        LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities, primarily interest               $340,363      $358,438
Mortgages payable                                   35,797,123    37,908,888
Partners' capital,
 6,509,516 and 6,510,975 units of general and
 limited  partnership interests outstanding,
 respectively                                        3,407,892     2,192,146
                                                   -----------   -----------
                                                   $39,545,378   $40,459,472
                                                   ===========   ===========


                           See accompanying notes.

                   POWER TEST INVESTORS LIMITED PARTNERSHIP
                       (a New York limited partnership)
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)



                               Three months ended         Nine months ended
                                  September 30,             September 30,
                              ----------------------  -----------------------
                                  1995        1994        1995       1994
                              ----------  ----------  ----------  -----------
Revenues:
 Rental income                $2,211,551  $2,280,750  $6,684,323   $6,862,342
 Interest on direct
   financing leases              256,912     295,112     796,707      900,752
 Other income                    737,611      29,858   1,324,825      520,071
                              ----------  ----------  ----------   ----------
                               3,206,074   2,605,720   8,805,855    8,283,165
                              ----------  ----------  ----------   ----------

Expenses:
 Interest                        866,447     898,961   2,637,659    2,655,159
 General and administrative      196,797     173,660     614,870      538,707
 Depreciation and
   amortization                  224,933     226,521     676,241      680,359
 Income applicable to
   minority interest              19,432      13,168      49,601       44,441
                              ----------  ----------  ----------   ----------
                               1,307,609   1,312,310   3,978,371    3,918,666
                              ----------  ----------  ----------   ----------

Net income                    $1,898,465  $1,293,410  $4,827,484   $4,364,499
                              ==========  ==========  ==========   ==========

Net income per unit                 $.29        $.20        $.74         $.67
                              ==========  ==========  ==========   ==========

Distributions per unit             $.185       $.185       $.555        $.555
                              ==========  ==========  ==========   ==========

Weighted average units
  outstanding                  6,509,523   6,510,975   6,510,138    6,510,975
                              ==========  ==========  ==========   ==========





                           See accompanying notes.

                   POWER TEST INVESTORS LIMITED PARTNERSHIP
                       (a New York limited partnership)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine months ended September 30, 1995 and 1994
                                 (unaudited)

                                                     1995            1994
                                                  -----------      -----------

Cash flows from operating activities:
Net income                                        $4,827,484        $4,364,499
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                      676,241           680,359
  Amortization of investment in direct
    financing leases                                 539,451           449,224
  Gain on dispositions of fixed assets            (1,185,529)         (455,723)
  Minority interest                                   49,601            44,441
Change in assets and liabilities -
  Increase (decrease) in accrued liabilities         (18,075)              555
                                                  ----------        ----------
     Net cash provided by operating activities     4,889,173         5,083,355
                                                  ----------        ----------

Cash flows from investing activities:
  Proceeds from dispositions
   of fixed assets                                 1,671,312           839,157
                                                  ----------        ----------
     Net cash provided by investing activities     1,671,312           839,157
                                                  ----------        ----------

Cash flows used in financing activities:
  Mortgage principal payments                     (2,111,765)       (1,947,160)
  Cash distributions                              (3,650,576)       (3,651,112)
  Purchase of partnership units                      (10,763)                -
                                                  ----------        ----------
     Net cash used in financing activities        (5,773,104)       (5,598,272)
                                                  ----------        ----------

Net increase in cash and cash equivalents            787,381           324,240

Cash and cash equivalents at beginning of period   2,523,681         1,983,574
                                                  ----------        ----------

Cash and cash equivalents at end of period        $3,311,062        $2,307,814
                                                  ==========        ==========
Supplemental disclosure of cash flow
  information -
   Cash paid during the period for interest       $2,662,270        $2,668,347


                           See accompanying notes.

                   POWER TEST INVESTORS LIMITED PARTNERSHIP
                       (a New York limited partnership)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1995
                                 (unaudited)

1.  Basis of Presentation:

The accompanying consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation.

2.  Organization:

Power Test Investors Limited Partnership ("Partnership"), a New York limited partnership, was formed in January 1985 to invest in and become the limited partner in Power Test Realty Company Limited Partnership ("Operating Partnership"), also a New York limited partnership. The Operating Partnership was formed to acquire, own, lease and sell or dispose of certain of the assets ("Assets") formerly used in the petroleum marketing operations of Getty Oil Company and Getty Refining and Marketing Company located in the Northeastern and Mid-Atlantic states. The Operating Partnership has leased to Getty Petroleum Corp. ("Getty") the Assets which were acquired on February 1, 1985. The leases are principally for initial periods of fifteen years expiring January 31, 2000 (subject to multiple renewal periods through 2050) and provide for aggregate annual rental payments of approximately $10,585,000 as of September 30, 1995 (See Note 6). The general partner of the Partnership and the Operating Partnership is CLS General Partnership Corp. ("General Partner").

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

The General Partner's share of the Operating Partnership's income for the periods ended September 30, 1995 and 1994 has been reflected as "Income applicable to minority interest" in the accompanying consolidated statements of income.

4.  Partners' Capital:

                                                                   Total
                                     General       Limited       Partners'
                                     Partner       Partners       Capital
                                  ------------   ------------  -------------
Balance, December 31, 1994         $  414,748     $1,777,398    $ 2,192,146

Net income for the nine months
 ended September 30, 1995           1,073,322      3,754,162      4,827,484

Distributions to unitholders         (840,848)    (2,809,728)    (3,650,576)

Purchase of partnership units               -        (10,763)       (10,763)

Income applicable to minority
 interest                              49,601              -         49,601
                                   ----------     ----------    -----------
Balance, September 30, 1995        $  696,823     $2,711,069    $ 3,407,892
                                   ==========     ==========    ===========

As of September 30, 1995 and December 31, 1994, the General Partner's minority interest amounted to $26,385 and $14,305, respectively, which is included in "Total Partners' Capital".

5.  Disposition of Properties:

In accordance with the terms of the lease, the Operating Partnership sold two service station properties to Getty during the third quarter of 1995 for eleven times the annual rentals, resulting in a net gain of $670,078 to the Partnership. For the nine months ended September 30, 1995, gains on the sale of three properties amounted to $1,009,553. During the nine months ended September 30, 1994, the Operating Partnership sold four service station properties to Getty for eleven times the annual rentals resulting in a net gain of $455,723 to the Partnership.

During 1995, the New Haven terminal and a service station property were subject to partial condemnations resulting in the taking of land. The condemnation awards were allocated to the Operating Partnership and Getty in accordance with the formula set forth in the lease. The condemnations resulted in a net gain to the Partnership of $17,482 and $175,976 for the three and nine months ended September 30, 1995, respectively.

The net gains resulting from the aforementioned dispositions have been reflected in "Other income" in the accompanying consolidated statements of income.

6.   Subsequent Events:

On October 2, 1995, the Operating Partnership sold ten service station properties to Getty for eleven times the annual rentals, as provided by the lease agreement. The sales resulted in a net gain of approximately $2,100,000 to the Partnership, which will be recognized during the fourth quarter ending December 31, 1995. As a result of these sales, aggregate annual rentals to the Operating Partnership will be reduced by approximately $267,000 to $10,318,000.

As of October 31, 1995, the Operating Partnership refinanced a mortgage loan which was payable through January 1, 1997. The loan had an outstanding balance of $31,845,000 at an interest rate of prime (8.75% at October 31, 1995). The amended and restated loan agreement provides for interest at LIBOR plus 1.125% to 1.75% per annum, depending on the Funded Debt Ratio of Getty (LIBOR plus 1.375% or 7.21% at October 31, 1995). Principal payments are $85,000 per month through 1999 and $175,000 per month thereafter through October 1, 2000 with the balance of the loan due on November 1, 2000. In November 1995, the Operating Partnership paid $279,000 to terminate the interest rate swap agreement relating to the refinanced loan.



                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

The Partnership was formed to invest in and become the limited partner in the Operating Partnership. The operations of the Operating Partnership consist of leasing to Getty properties which were acquired by the Operating Partnership on February 1, 1985. The leases are principally for initial periods of fifteen years expiring January 31, 2000 (subject to multiple renewal periods through 2050) and provide for aggregate annual rental payments of approximately $10,585,000 as of September 30, 1995.

On October 2, 1995, the Operating Partnership sold ten service station properties to Getty for eleven times the annual rentals, as provided by the lease agreement. The sales resulted in a net gain of approximately $2,100,000 to the Partnership which will be recognized during the fourth quarter ending December 31, 1995. As a result of these sales, aggregate annual rentals to the Operating Partnership will be reduced by approximately $267,000 to $10,318,000. A portion of the $2,937,000 proceeds from the sale of the properties may be used, among other things, to acquire properties, reduce outstanding debt or to purchase partnership units pursuant to the unit purchase program.

The decrease in rental income for the three and nine months ended September 30, 1995 as compared to the prior year periods is due to the sale of certain properties.

The increase in other income for the three months ended September 30, 1995 as compared to the prior year period is principally due to a net gain of $670,078 from the sale of two properties during the 1995 period. The increase in other income for the nine month period ended September 30, 1995 is principally due to net gains of $1,009,553 from the sale of three properties and $175,976 resulting from partial condemnations at the New Haven terminal and a service station property, as compared to a net gain of $455,723 from the sale of four properties during the nine month period ended September 30, 1994. Other income also includes interest income earned on investments for each of the respective periods.

As of October 31, 1995, the Operating Partnership refinanced a mortgage loan which was payable through January 1, 1997. The amended and restated loan agreement provides for interest at LIBOR plus 1.125% to 1.75% per annum, depending on the Funded Debt Ratio of Getty (LIBOR plus 1.375% or 7.21% at October 31, 1995). In November 1995, the Operating Partnership paid $279,000 to terminate the interest rate swap agreement relating to the refinanced loan. The Partnership expects that the refinancing will result in interest savings of approximately $650,000 over the next twelve months.

On November 9, 1995, the Partnership announced that it may purchase in the market from time to time up to 150,000 of its units at prices not to exceed $8.00 per unit. In June 1995, the Partnership had offered to purchase units for $7.50 per unit. The unit purchase program will continue until the end of the year. Through September 30, 1995, the Partnership has purchased 1,459 units.

The Partnership has made quarterly cash distributions to its unitholders since 1987. On December 1, 1995, a cash distribution of 18.5 cents per unit will be paid to unitholders of record on November 1, 1995.


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits:

             Designation of Exhibit
            in this Quarterly Report
                  on Form 10-Q                       Description of Exhibit
            -------------------------                -------------------------
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


Dated:  November 9, 1995



