Form 10-K
period 1995-12-31
POWER TEST INVESTORS LTD PARTNERSHIP
filed 1996-03-29
CIK 766748

==========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
   December 31, 1995                          Commission File No. 0-14557
   -----------------                                              -------
                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                 ----------------------------------------
          (Exact name of Registrant as specified in its charter)

           New York                                        11-2717079
-------------------------------                         -----------------
(State or other jurisdiction of                         I.R.S. Employer
incorporation or organization)                          Identification No.)

125 Jericho Turnpike, Jericho, New York                    11753
-------------------------------------------                -------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  516-338-6000

Securities registered pursuant to Section 12 (b) of the Act:

                                   None

Securities registered pursuant to Section 12 (g) of the Act:

                      Limited Partnership Interests
                     -------------------------------
                             (Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    -----    -----

The aggregate market value of the units of general and limited partnership interests held by non-affiliates of the Registrant amounted to $28,882,422 as of March 21, 1996.

Registrant has 6,501,063 units of general and limited partnership interests outstanding as of March 21, 1996.

==========================================================================

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

On February 1, 1985, the Operating Partnership purchased the Getty Oil Assets for approximately $68 million from TRMI. The Operating Partnership principally leases such assets to Getty Petroleum Corp. either directly or indirectly through wholly-owned subsidiaries of Getty Petroleum Corp.

As limited partner of the Operating Partnership, the Partnership contributed 99% of the capital of the Operating Partnership and shares pro rata with the General Partner (which contributed the remaining 1% of the capital of the Operating Partnership), in the same proportion as each partner's capital contribution bears to the aggregate of all partners' capital contributions, in the financial and tax attributes of the Operating Partnership. During 1985, the Partnership sold, by means of a pro rata rights offering, Units of Limited Partnership Interests ("Units") to holders of common stock of Getty Petroleum Corp. Holders of the Units are the limited partners (together with the principal holders, as disclosed in Item 12), ("Limited Partners") of the Partnership, contributing approximately 79% of the capital of the Partnership, and share pro rata with the General Partner (which initially contributed approximately 21% of the capital of the Partnership) in the financial and tax attributes of the Partnership. In 1990 and 1991, the General Partner purchased 38,933 and 46,000 Units, respectively, further increasing its ownership of the Partnership to approximately 22.3%.

The financial results of the Operating Partnership (and, derivatively, the Partnership) are based on the rental revenues received from Getty Petroleum Corp. in respect of the Getty Oil Assets, and are therefore materially dependent upon the ability of Getty Petroleum Corp. to meet its obligations under the leases and subleases of the Getty Oil Assets. (For information concerning Getty Petroleum Corp., see reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, Commission File No. 1-8059.) Reference is made to Note 5 of Notes to Consolidated Financial Statements filed with this Annual Report, for a schedule of minimum lease payments to be received in each of the next five years under leases in effect at December 31, 1995.

Certain employees of Getty Petroleum Corp. perform services for the Partnership (See Item 13 and Note 5 of Notes to Consolidated Financial Statements). The Partnership does not have any employees.

Item 2.  Properties

As of December 31, 1995, the Operating Partnership owned 291 gasoline service stations located in Connecticut (25), Delaware (11), Maine (6), Maryland (3), Massachusetts (41), New Hampshire (7), New Jersey (81), New York (56), Pennsylvania (51), Rhode Island (9) and Vermont (1). Each of the service stations is leased to Getty Petroleum Corp. which either operates or subleases the service stations. The Operating Partnership also owned five petroleum distribution terminals located in Connecticut, New Jersey, New York (2) and Rhode Island. The distribution terminals are leased to a wholly-owned subsidiary of Getty Petroleum Corp. The service station and distribution terminal leases each have an initial 15 year term expiring on January 31, 2000 and Getty Petroleum Corp. has the option, but is not obligated, to extend the leases for up to five consecutive extended terms of ten years each.

The Operating Partnership purchased marketing equipment from TRMI on February 1, 1985 and leased the equipment to a wholly-owned subsidiary of Getty Petroleum Corp. The marketing equipment consisted of personal property and equipment, including pumps, tanks and furniture. The initial term of the marketing equipment lease expired on January 31, 1995 and provided for a rental of $200,000 per annum. The lease with respect to certain of the underground storage tanks and related equipment, which are scheduled to be replaced or upgraded by the end of 1998 due to environmental regulations, has been renewed through December 31, 1998 for a rental of $59,271 per annum.

The Operating Partnership is the lessee under a ground lease expiring on May 14, 1999 covering a distribution terminal located in South Portland, Maine, which it had subleased to a wholly-owned subsidiary of Getty Petroleum Corp. through December 14, 1995. Effective December 15, 1995, the terminal was subleased by the Operating Partnership to an unrelated third party through May 14, 1999. The sublessee has the option to purchase the Operating Partnership's interest in the ground lease and improvements at the terminal at decreasing amounts through the term of the sublease. The ground lease and the sublease contain provisions for additional renewal periods subject to mutual agreement.

Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1995.

                                 PART II.

Item 5.  Market for Registrant's Common Equity and Related Unitholder
           Matters

The Units are transferable and trade from time to time on the over the counter market. There is no active market and the Partnership does not currently intend to apply to have the Units listed for trading on any securities exchange.

As of December 31, 1995, there were 593 holders of record of limited partnership interests in the Partnership.

Item 6.  Selected Financial Data

Set forth below is selected financial data for the Partnership and the Operating Partnership as of and for each of the five years in the period ended December 31, 1995.

                                          Partnership
                                          -----------
                                          December 31,
                              1995          1994          1993          1992            1991
                              ----          ----          ----          ----            ----
Total revenues
 (leasing activities)   $ 9,858,197    $10,316,092    $10,461,177    $10,576,487    $10,704,636
Net income                7,800,328      5,860,624      5,199,772      5,746,425      5,245,176
Net income per unit            1.20            .90            .80            .88            .81
Total assets             40,867,244     40,459,472     41,916,319     43,040,401     44,441,762
Mortgages payable        35,456,493     37,908,888     40,440,483     41,927,371     44,040,849
Distributions per unit          .74            .74            .74           .725            .68

                                     Operating Partnership
                                     ---------------------
                                          December 31,
                             1995          1994           1993          1992          1991
                             ----          ----           ----          ----          ----
Total revenues
 (leasing activities)   $ 9,858,197    $10,316,092    $10,461,177    $10,576,487    $10,704,636
Net income                8,090,814      5,959,287      5,305,722      5,856,428      5,329,748
Total assets             40,629,375     40,081,693     41,633,796     42,835,664     44,414,334
Mortgages payable        35,456,493     37,908,888     40,440,483     41,927,371     44,040,849

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The Partnership was formed to invest in and become the limited partner in the Operating Partnership. The Partnership's financial position and results of operations are dependent on the operating results of the Operating Partnership. Since the Operating Partnership has leased substantially all of its properties to Getty Petroleum Corp., the Operating Partnership's operating results and ability to fulfill its obligations are primarily dependent on Getty Petroleum Corp.'s ability to make all required rental payments.

The operations of the Operating Partnership principally consist of leasing to Getty Petroleum Corp. the assets which were acquired on February 1, 1985 from TRMI. The leases are principally for initial periods of fifteen years expiring on January 31, 2000 (subject to multiple renewal periods through 2050) and provide for aggregate annual rental payments of approximately $10,330,000 as of December 31, 1995 (See Note 5 of Notes to Consolidated Financial Statements).

The decrease in rental income for the year ended December 31, 1995 as compared to the prior year was due to the sale of certain properties.

Other income for the years ended December 31, 1995 and 1994 principally represents gains on dispositions of properties and interest income. During 1995, the Operating Partnership sold fourteen service stations to Getty Petroleum Corp. for an aggregate amount of $4,591,114 or eleven times the aggregate annual rentals of $417,374, which resulted in a net gain of $3,128,372 to the Partnership. During 1995, the New Haven terminal and a service station property were subject to partial condemnations resulting in the taking of certain of the land. The condemnation awards were allocated to the Operating Partnership and Getty Petroleum Corp. in accordance with the formula set forth in the lease. The condemnations resulted in a net gain to the Partnership of $175,977. During 1994, the Operating Partnership sold five service stations to Getty Petroleum Corp. for an aggregate amount of $1,131,119 or eleven times the aggregate annual rentals of $102,829, which resulted in a net gain of $658,532 to the Partnership. Other income for the year ended December 31, 1993 principally represents interest income.

General and administrative expense in 1995 amounted to $935,000, an increase of $226,000 as compared to 1994, primarily due to state and local taxes levied at the partnership level.

Interest expense in 1995 amounted to $3,651,000, an increase of $98,000 as compared to 1994. The increase in 1995 was primarily due to a payment of $279,000 to terminate an interest rate swap agreement in connection with the refinancing of a mortgage loan. The increase was partially offset by a reduction in the Operating Partnership's outstanding mortgage balances and lower interest rates as a result of the refinancing. Interest expense in 1994 amounted to $3,553,000, a decrease of $137,000 as compared to 1993. The net decrease from 1993 to 1994 was principally due to a reduction in the Operating Partnership's outstanding mortgages.

On October 31, 1995, the Operating Partnership refinanced a mortgage loan which was payable through January 1, 1997. The loan had an outstanding balance of $31,845,000 at an interest rate of prime. The refinanced loan provides for interest at LIBOR plus 1.125% to 1.75 % per annum, depending on the Funded Debt Ratio, as defined, of Getty Petroleum Corp. (LIBOR plus
1.375 % or 7.35% at December 31, 1995). The Partnership expects that the refinancing and termination of the interest rate swap agreement will result in interest savings of approximately $900,000 in 1996 as compared to 1995.

On January 3, 1996, the Operating Partnership repaid a mortgage loan in the amount of $3,696,000 which was originally payable through January 1, 2000 at an interest rate of 10.125%. In connection with the repayment, the Operating Partnership borrowed $1,500,000 on an unsecured basis at LIBOR plus 1.5%.

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

On November 9, 1995, the Partnership announced that it may purchase in the market from time to time through March 15, 1996 up to 150,000 of its Units at prices not to exceed $8.00 per Unit. In June 1995, the Partnership had offered to purchase Units for $7.50 per unit. Through March 15, 1996, the Partnership purchased 9,912 Units at an aggregate cost of $76,897.

At December 31, 1995, cash and cash equivalents amounted to $5,755,000, of which $2,196,000 was used in connection with the refinancing in January 1996 and $2,896,000 which was restricted under the terms of the mortgage loan. Restricted funds of $1,896,000 may be used to acquire additional properties or to reduce the outstanding loan balance. Cash in excess of operating and debt service requirements for the years ended December 31, 1995, 1994 and 1993 was principally distributed to unitholders in the form of quarterly cash distributions which aggregated $.74 per unit each of the years. In 1996, the Partnership anticipates that it will continue to make quarterly cash distributions to holders of Units.

Item 8.  Financial Statements and Supplementary Data

                                                          Page
                                                         ------
Report of Independent Accountants                          11

Consolidated Financial Statements:
 Balance Sheets - December 31, 1995 and 1994               12

 Statements of Income - for the years ended
  December 31, 1995, 1994 and 1993                         13

 Statements of Cash Flows - for the years
  ended December 31, 1995, 1994 and 1993                   14

 Notes to Consolidated Financial Statements              15 - 22

Schedule III - Real Estate and Accumulated
 Depreciation as of December 31, 1995                    23 - 24



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

CLS General Partnership Corp., as General Partner, manages the affairs of the Partnership and Operating Partnership. The executive officers of the General Partner are:

                                                             Officer
    Name                          Title                       Since
    ----                          -----                       -----
Leo Liebowitz            President and Treasurer               1985
Milton Safenowitz        Executive Vice President
                          and Assistant Secretary              1985
Milton Cooper            Secretary and Assistant Treasurer     1985


Messrs. Liebowitz, Safenowitz and Cooper are the sole Shareholders and Directors of the General Partner.

The background and experience of these individuals is as follows:

Leo Liebowitz, age 68, is President and Chief Executive Officer of Getty Petroleum Corp. and has been a director of Getty Petroleum Corp. since 1971. Mr. Liebowitz has extensive experience in acquiring, managing and leasing gasoline service stations and distribution terminals.

Milton Safenowitz, age 68, has been a director of Getty Petroleum Corp. since 1971 and was Executive Vice President of Getty Petroleum Corp. until January 31, 1990. Mr. Safenowitz has extensive experience in acquiring, managing and leasing gasoline service stations and distribution terminals.

Milton Cooper, age 67, has been a director of Getty Petroleum Corp. since 1971 and was Vice President of Getty Petroleum Corp. until June 18, 1992. He is also Chairman of the Board of Kimco Realty Corporation, a real estate investment trust. Mr. Cooper has extensive experience in acquiring, developing, leasing and financing commercial real estate properties.

Management is not aware of any family relationships between any of the foregoing executive officers.

Item 11.  Executive Compensation

The Partnership has not paid and does not propose to pay any compensation or retirement benefits to the officers of the General Partner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Name of                       Units Beneficially Owned         Percent
Beneficial Owner                    December 31, 1995 (1)         of Class
-----------------             ---------------------------------   --------
Leo Liebowitz                 1,235,007 Units of general and
                              limited partnership interests (2)    19.00%

Milton Safenowitz             1,333,721 Units of general and
                              limited partnership interests (3)    20.51%

Milton Cooper                 534,403 Units of general and
                              limited partnership interests (4)     8.22%

Directors and officers as     3,103,131 Units of general and
 a Group                      limited partnership interests (5)    47.73%

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

(2) Includes 562,576 Units held as general partnership interests, 35,069 Units owned by the General Partner and 171,150 Units held by his wife. Excludes 512,535 Units held by his children, for which Mr. Liebowitz disclaims beneficial ownership.

(3) Includes 657,174 Units held by The Milton Safenowitz Irrevocable Trust, of which Mr. Safenowitz is the beneficiary. Also includes 557,400 Units held as general partnership interests, 34,746 Units owned by the General Partner and 84,401 Units held by The Marilyn Safenowitz Irrevocable Trust, of which Mr. Safenowitz's wife is the beneficiary. Excludes 296,766 Units held by his children, for which Mr. Safenowitz disclaims beneficial ownership.

(4) Includes 242,527 Units held as general partnership interests, 15,118 Units owned by the General Partner, 11,439 Units held by a Retirement Fund of which he is a beneficiary and 40,500 Units held by a charitable foundation of which he is the President. Excludes 127,630 Units held by his wife and 28,356 Units held by his children and grandchildren, for which Mr. Cooper disclaims beneficial ownership.

(5) Includes 1,362,503 Units held as general partnership interests referred to in notes (2), (3) and (4) above.

Item 13.  Certain Relationships and Related Transactions

The Operating Partnership paid $646,000 to Getty Petroleum Corp. for management services and other expenses during the year ended December 31, 1995.

Also see Note 5 of Notes to Consolidated Financial Statements with regard to the leases and other related party transactions between the Operating Partnership and Getty Petroleum Corp.

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of Power Test Investors
Limited Partnership:

We have audited the consolidated financial statements and the consolidated financial statement schedule of Power Test Investors Limited Partnership (a New York limited partnership) and Subsidiary, as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Power Test Investors Limited Partnership and Subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.
New York, New York
February 23, 1996.

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                     (a New York limited partnership)
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1995 and 1994

                                                1995                1994
                                                ----                ----
                ASSETS

Cash and cash equivalents (Note 2)           $5,754,500          $2,523,681

Net investment in direct financing
 leases (Notes 4 and 5)                       4,767,144           5,747,246

Fixed assets, at cost, net of
 accumulated depreciation
 (Notes 3, 4 and 5)                          29,913,036          31,903,386

Deferred charges, net of accumulated
 amortization of $2,492,569 and
 $2,332,576, respectively                       432,564             285,159
                                            -----------         -----------
                                            $40,867,244         $40,459,472
                                            ===========         ===========

         LIABILITIES AND PARTNERS' CAPITAL


Accrued liabilities, primarily
 interest                                      $277,453            $358,438

Mortgages payable (Note 4)                   35,456,493          37,908,888

Commitments (Note 5)

Partners' capital,
 6,501,577 and 6,510,975 units of
 general and limited partnership
 interests outstanding, respectively
 (Notes 2 and 6)                              5,133,298           2,192,146
                                            -----------         -----------
                                            $40,867,244         $40,459,472
                                            ===========         ===========





                          See accompanying notes.

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                     (a New York limited partnership)
                     CONSOLIDATED STATEMENTS OF INCOME
           for the years ended December 31, 1995, 1994 and 1993

                                             1995          1994         1993
                                             ----          ----         ----
Revenues (Note 5):

 Rental income                            $8,826,750   $9,138,669   $9,171,653

 Interest on direct
  financing leases                         1,031,447    1,177,423    1,289,524

 Other income                              3,533,222      772,158       85,393
                                          ----------   ----------   ----------
                                          13,391,419   11,088,250   10,546,570
                                          ----------   ----------   ----------

Expenses:

 Interest (Note 4)                         3,651,452    3,553,091    3,690,314

 General and administrative (Note 5)         934,658      708,482      694,626

 Depreciation and
  amortization                               924,029      906,428      908,772

 Income applicable to
  minority interest                           80,952       59,625       53,086
                                          ----------   ----------   ----------
                                           5,591,091    5,227,626    5,346,798
                                          ----------   ----------   ----------

Net income                                $7,800,328   $5,860,624   $5,199,772
                                          ==========   ==========   ==========

Net income per unit                            $1.20        $0.90        $0.80
                                          ==========   ==========   ==========

Distributions per unit                         $0.74        $0.74        $0.74
                                          ==========   ==========   ==========

Weighted average units
 outstanding                               6,509,712    6,510,975    6,510,975
                                          ==========   ==========   ==========

                             See accompanying notes.

                   POWER TEST INVESTORS LIMITED PARTNERSHIP
                       (A New York limited partnership)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993

                                                1995        1994         1993
                                                ----        ----         ----

Cash flows from operating activities:

Net income                                   $7,800,328  $5,860,624  $5,199,772

Adjustments to reconcile net income to
  net cash provided by operating activities:

  Depreciation and amortization                 924,029     906,428     908,772

  Amortization of investment
    in direct financing leases                  728,785     617,939     519,656

  Gain on dispositions of fixed assets       (3,304,349)   (658,532)          -

  Minority interest                              80,952      59,625      53,086

Changes in assets and
 liabilities:

 Increase in deferred charges                  (307,398)          -           -

 Increase (decrease) in accrued liabilities     (80,985)     22,649     (21,902)
                                            -----------  ----------  ----------

   Net cash provided by
    operating activities                      5,841,362   6,808,733   6,659,384
                                            -----------  ----------  ----------

Cash flows from investing
 activities:

 Proceeds from dispositions
  of fixed assets                             4,781,980   1,131,119           -
                                            -----------  ----------  ----------

    Net cash provided by
      investing activities                    4,781,980   1,131,119           -
                                            -----------  ----------  ----------

Cash flows used in financing activities:

 Mortgage principal payments                 (2,452,395) (2,531,595) (1,486,888)

 Cash distributions                          (4,867,343) (4,868,150) (4,868,150)

 Purchase of partnership units                  (72,785)          -           -
                                            -----------  ----------  ----------

   Net cash used in financing activities     (7,392,523) (7,399,745) (6,355,038)
                                            -----------  ----------  ----------

Net increase in cash and cash equivalents     3,230,819     540,107     304,346

Cash and cash equivalents at
 beginning of year                            2,523,681   1,983,574   1,679,228
                                            -----------  ----------  ----------

Cash and cash equivalents at
 end of year (Note 2)                        $5,754,500  $2,523,681  $1,983,574
                                            ===========  ==========  ==========

Supplemental disclosure of
 cash flow information
   Cash paid during the
    year for interest                        $3,718,824  $3,556,886  $3,711,016



                            See accompanying notes.

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                     (a New York limited partnership)
                NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization:

Power Test Investors Limited Partnership, a New York limited partnership ("Partnership"), was formed in January 1985 to invest in and become the limited partner in Power Test Realty Company Limited Partnership ("Operating Partnership"), also a New York limited partnership. The operations of the Operating Partnership principally consist of leasing to Getty Petroleum Corp. the marketing and distribution assets which were acquired on February 1, 1985 from Texaco Refining and Marketing Inc. Since the Operating Partnership has leased substantially all of its properties to Getty Petroleum Corp., the Operating Partnership's operating results and ability to fulfill its obligations are primarily dependent on Getty Petroleum Corp.'s ability to make all required rental payments. CLS General Partnership Corp. ("General Partner") is the general partner of the Partnership and of the Operating Partnership.

The Limited Partners of the Partnership contributed approximately 79% of the capital of the Partnership and share pro rata with the General Partner (which initially contributed approximately 21% of the capital of the Partnership) in the financial and tax attributes of the Partnership. The Partnership contributed 99% of the capital of the Operating Partnership and shares pro rata with the General Partner (which contributed the remaining 1% of the capital of the Operating Partnership) in the financial and tax attributes of the Operating Partnership. In 1990 and 1991, the General Partner purchased 38,933 and 46,000 units, respectively, of limited partnership interests further increasing its ownership of the Partnership as of December 31, 1995 to approximately 22.3%.

2.  Summary of Significant Accounting Policies:

The consolidated financial statements include the accounts of the Partnership and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated.

The General Partner's share of the Operating Partnership's income for the periods ended December 31, 1995, 1994 and 1993 has been reflected as "Income applicable to minority interest" in the accompanying consolidated statements of income. As of December 31, 1995 and 1994, the General Partner's minority interest amounted to $45,229 and $14,305, respectively, which is included in "Partners' Capital" in the accompanying consolidated balance sheets (See Note 6).

Condensed summarized financial information for the Operating Partnership as of December 31, 1995 and 1994 and for the years then ended is as follows:

                                               1995                1994
                                               ----                ----
Total assets (principally property
 leased to Getty Petroleum Corp.)           $40,629,375        $40,081,693
Total liabilities (principally
 mortgages payable)                          35,695,750         38,238,882
Total revenues (leasing activities)           9,858,197         10,316,092
Net income                                    8,090,814          5,959,287

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

Cash and Cash Equivalents:

The Partnership considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 1995, $1,896,000 of cash is restricted for the acquisition of additional properties or the repayment of debt. In addition, the Operating Partnership is required under the terms of its mortgage loan agreement to maintain cash balances or other investments of at least $1,000,000 through December 31, 1998 and $500,000 thereafter.

Net Investment in Direct Financing Leases:

Net investment in direct financing leases represents the remaining investment in leased assets accounted for as direct financing leases. The investment is reduced by the receipt of lease payments, net of interest income earned, amortized over the life of the lease.

Deferred Charges:

Deferred charges, which consist of refinancing costs, are being amortized on a straight-line basis through November 1, 2000, the term of the related debt agreement.

Fixed Assets:

When fixed assets are sold or retired, the cost and related accumulated depreciation are eliminated from the respective accounts and any gain or loss is credited or charged to income. Depreciation of fixed assets is computed on the straight-line method and is provided by charges to income over their estimated useful lives.

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                     (a New York limited partnership)
           NOTES to CONSOLIDATED FINANCIAL STATEMENTS, continued

3.  Fixed Assets:

Fixed assets consist of the following:

                                                              Depreciable
                                 1995           1994         Life (Years)
                                 ----           ----         ------------
Land                         $26,070,642    $27,229,298
Buildings                     12,094,092     12,293,495           16
Machinery and equipment       10,464,261     10,640,615            6
Furniture and fixtures           263,848        263,848            6
                             -----------    -----------
                              48,892,843     50,427,256
Less, accumulated
 depreciation                (18,979,807)   (18,523,870)
                             -----------    -----------
                             $29,913,036    $31,903,386
                             ===========    ===========

4.  Mortgages Payable:

Mortgages payable consist of the following:

                                 1995           1994
                                 ----           ----
Mortgage payable through
 November 1, 2000 (a)        $31,759,998    $33,516,404
Mortgage payable through
 January 1, 2000 (b)           3,696,495      4,392,484
                             -----------    -----------
                             $35,456,493    $37,908,888
                             ===========    ===========

(a) On October 31, 1995, the Operating Partnership refinanced a mortgage loan which was originally payable through January 1, 1997. In connection with the refinancing, $279,000 was paid to terminate an interest rate swap agreement, which amount is included in "Interest Expense" in the accompanying consolidated statement of income for the year ended December 31, 1995. The refinanced loan bears interest at LIBOR plus 1.125 % to 1.75% per annum, depending on the Funded Debt Ratio of Getty Petroleum Corp. (LIBOR plus 1.375 % or 7.35% at December 31, 1995). Principal payments are $85,000 per month through December 1, 1999 and $175,000 per month thereafter through October 1, 2000.

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                     (a New York limited partnership)
           NOTES to CONSOLIDATED FINANCIAL STATEMENTS, continued

    The balance of the loan of $25,929,998 is due on November 1, 2000. Additional principal payments are due upon disposition of properties collateralizing the loan. The mortgage is collateralized by substantially all of the Operating Partnership's properties. The terms of the mortgage loan agreement include certain restrictions which relate to, among other things, the maintenance of a minimum debt service ratio and the incurrence of additional indebtedness.

(b) Mortgage loan fully repaid on January 3, 1996. On January 3, 1996, the Operating Partnership entered into a $1,500,000 unsecured note agreement with a bank due January 1, 1998. The note bears interest at LIBOR plus 1.5 %. Principal payments are $62,500 per month commencing on February 1, 1996.

Aggregate principal payments in subsequent years relating to mortgages payable are as follows:


               1996               $ 3,903,995
               1997                 1,770,000
               1998                 1,082,500
               1999                 1,020,000
               2000                27,679,998
                                  -----------
                                  $35,456,493
                                  ===========

5.  Leases and Related Party Transactions:

At December 31, 1995, the Operating Partnership owned 291 gasoline service station properties and five petroleum product distribution terminals ("Fee Properties"), marketing equipment and a leasehold interest in a petroleum distribution terminal ("Leased Property"). The Operating Partnership leases the Fee Properties to Getty Petroleum Corp. on a long-term net lease basis principally in the Northeastern and Middle Atlantic states. The Fee Property leases have an initial 15 year term expiring on January 31, 2000 and Getty Petroleum Corp. has the option, but is not obligated, to extend the leases for up to five consecutive extended terms of ten years each. The marketing equipment lease had an initial term of ten years which expired on January 31, 1995. Such lease was renewed through December 31, 1998 for a rental of $59,271 per annum. The Leased Property was subleased to Getty Petroleum Corp. through December 14, 1995 and thereafter to an unrelated third party.

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                     (a New York limited partnership)
           NOTES to CONSOLIDATED FINANCIAL STATEMENTS, continued

Future minimum rentals due to the Operating Partnership under operating and direct financing leases as of December 31, 1995 are as follows:

                                               Direct
                              Operating      Financing
Years ending December 31,       Leases         Leases        Total
-------------------------    -----------     ----------      -----
1996                         $ 8,639,265     $1,690,632    $10,329,897
1997                           8,640,865      1,690,632     10,331,497
1998                           8,640,865      1,690,632     10,331,497
1999                           8,418,927      1,690,632     10,109,559
2000                             694,799        140,886        835,685
                             -----------     ----------    -----------
                             $35,034,721     $6,903,414    $41,938,135
                             ===========     ==========    ===========

The components of the net investment in direct financing leases as of December 31, 1995 and 1994 are as follows:

                                                1995          1994
                                                ----          ----

Minimum lease payments receivable           $ 6,903,414    $ 9,056,182
Less, unearned income                        (2,136,270)    (3,308,936)
                                            -----------    -----------
                                            $ 4,767,144    $ 5,747,246
                                            ===========    ===========

The net investment in direct financing leases as of December 31, 1995 and 1994 is comprised of the following:

                                                 1995           1994
                                                 ----           ----
Land                                        $    34,930    $    34,930
Buildings                                     5,421,335      5,713,563
Equipment                                     2,896,409      3,028,760
                                            -----------    -----------
                                              8,352,674      8,777,253
Less, amortization of investment
 in direct financing leases                  (3,585,530)    (3,030,007)
                                            -----------    -----------
                                            $ 4,767,144    $ 5,747,246
                                            ===========    ===========

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                     (a New York limited partnership)
           NOTES to CONSOLIDATED FINANCIAL STATEMENTS, continued


During the periods ended December 31, 1995, 1994 and 1993, the Operating Partnership paid $646,000, $622,000 and $598,000, respectively, to Getty Petroleum Corp. for management services and other expenses.

During 1995, the Operating Partnership sold fourteen service stations to Getty Petroleum Corp. for an aggregate amount of $4,591,114 or eleven times the aggregate annual rentals of $417,374, which resulted in a net gain of $3,128,372 to the Partnership. During 1995, the New Haven terminal and a service station property were subject to partial condemnations resulting in the taking of certain of the land. The condemnation awards were allocated to the Operating Partnership and Getty in accordance with the formula set forth in the lease. The condemnations resulted in a net gain to the Partnership of $175,977. During 1994, the Operating Partnership sold five service stations to Getty Petroleum Corp. for an aggregate amount of $1,131,119 or eleven times the aggregate annual rentals of $102,829, which resulted in a net gain of $658,532 to the Partnership. Sales proceeds from dispositions of properties amounted to eleven times annual rentals in accordance with the terms of the lease agreement with Getty Petroleum Corp.

The net gains resulting from the dispositions of properties have been reflected in "Other income" in the accompanying consolidated statements of income.

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                     (a New York limited partnership)
           NOTES to CONSOLIDATED FINANCIAL STATEMENTS, continued

6.  Partners' Capital:

                                                                    Total
                                    General        Limited        Partners'
                                  Partner (a)   Partners (b)       Capital
                                  -----------   ------------     ----------

Balance, December 31, 1992        $    85,495     $  669,844       $755,339

Partnership net expenses              (11,752)       (41,112)       (52,864)

Partnership's share of Operating
 Partnership's net income           1,167,698      4,084,938      5,252,636

Distributions to unitholders       (1,071,103)    (3,747,019)    (4,818,122)

Income applicable to minority
 interest in excess of
 distributions                          3,058              -          3,058
                                   ----------     ----------     ----------
Balance, December 31, 1993            173,396        966,651      1,140,047

Partnership net expenses               (8,679)       (30,359)       (39,038)

Partnership's share of Operating
 Partnership's net income           1,311,537      4,588,125      5,899,662

Distributions to unitholders       (1,071,103)    (3,747,019)    (4,818,122)

Income applicable to minority
 interest in excess of
 distributions                          9,597              -          9,597
                                   ----------     ----------     ----------
Balance, December 31, 1994            414,748      1,777,398      2,192,146

Partnership net expenses              (46,590)      (162,944)      (209,534)

Partnership's share of Operating
 Partnership's net income           1,780,995      6,228,867      8,009,862

Distributions to unitholders       (1,071,103)    (3,746,212)    (4,817,315)

Purchase of partnership units               -        (72,785)       (72,785)

Income applicable to minority
 interest is excess of
 distributions                         30,924              -         30,924
                                   ----------     ----------     ----------
Balance, December 31, 1995         $1,108,974     $4,024,324     $5,133,298
                                   ==========     ==========     ==========


(a) The three individual shareholders of the General Partner are also directors and the principal shareholders of Getty Petroleum Corp., and in the case of Mr. Liebowitz, the President and Chief Executive Officer of Getty Petroleum Corp.

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

On November 9, 1995, the Partnership announced that it may purchase in the market from time to time through March 15, 1996 up to 150,000 of its units at prices not to exceed $8.00 per unit. In June 1995, the Partnership had offered to purchase units for $7.50 per unit. Through December 31, 1995, the Partnership purchased 9,398 units at an aggregate cost of $72,785.


7.  Income Taxes:

The accompanying consolidated statements of income do not reflect a provision for income taxes as the income of the Partnership is not subject to federal income taxes at the partnership level but is includable in the individual tax returns of the partners.

Net income for financial statement purposes of $7,800,328, $5,860,624 and $5,199,772 for the years ended December 31, 1995, 1994 and 1993, respectively, differs from the taxable income of $8,532,948, $6,418,813 and $5,561,865 reported by the Partnership on its tax return for the same respective periods, principally due to differences in the method of computing depreciation and amortization expense and the recognition of rental income.

                  POWER TEST INVESTORS LIMITED PARTNERSHIP
                      (a New York limited partnership)
          Schedule III - REAL ESTATE and ACCUMULATED DEPRECIATION
                          as of December 31, 1995

                                         Property Under
                                         --------------
                                                   Direct
                                    Operating    Financing
                                      Leases       Leases          Total
                                  -----------    -----------      -------
Initial cost to Operating
 Partnership (a):

 Land                             $30,960,758    $    38,000    $30,998,758
 Buildings                         14,072,669      6,348,784     20,421,453
 Equipment                         13,680,238      3,379,513     17,059,751
                                  -----------    -----------    -----------
Total initial cost                 58,713,665      9,766,297     68,479,962

 Acquisition costs
  capitalized (b)                     680,976        113,259        794,235
 Debt discount allocated           (5,530,964)      (919,910)    (6,450,874)
                                  -----------    -----------    -----------
Net initial cost (a)               53,863,677      8,959,646     62,823,323
 Retirements or sales              (4,970,834)      (606,972)    (5,577,806)
                                  -----------    -----------    -----------
Gross assets at December
 31, 1995 (c) (d) (e)              48,892,843      8,352,674     57,245,517
Accumulated depreciation (f)      (18,979,807)             -    (18,979,807)
Amortization of investment in
 direct financing leases                    -     (3,585,530)    (3,585,530)
                                  -----------    -----------    -----------
Net assets                        $29,913,036    $ 4,767,144    $34,680,180
                                  ===========    ===========    ===========

(a) Acquired on February 1, 1985.

(b) Acquisition costs include legal fees, appraisal fees, title costs and other related professional fees.

(c) See Notes 3 and 5 of Notes to Consolidated Financial Statements.

(d) As of December 31, 1995, the Operating Partnership owned 291 gasoline service station properties located in Connecticut (25), Delaware (11), Maine (6), Maryland (3), Massachusetts (41), New Hampshire (7), New Jersey (81), New York (56), Pennsylvania (51), Rhode Island (9) and Vermont (1) and five petroleum distribution terminals located in Connecticut, New Jersey, New York (2) and Rhode Island.

(e) The aggregate cost of real estate for Federal income tax purposes is $57,501,598.

(f) Buildings are depreciated over 16 years. See Notes 2 and 3 of Notes to Consolidated Financial Statements.

                  POWER TEST INVESTORS LIMITED PARTNERSHIP
                      (a New York limited partnership)
          Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                          as of December 31, 1995




                                         Property Under
                                         --------------
                                                    Direct
                                   Operating      Financing
                                    Leases          Leases        Total
                                  -----------    -----------   -----------

Balance at December 31, 1992      $50,863,441    $ 8,937,811    $59,801,252

 Retirements or sales                       -              -              -
                                  -----------    -----------    -----------
Balance at December 31, 1993       50,863,441      8,937,811     59,801,252

 Retirements or sales                (436,185)      (160,558)      (596,743)
                                  -----------    -----------    -----------
Balance at December 31, 1994       50,427,256      8,777,253     59,204,509

 Retirements or sales              (1,534,413)      (424,579)    (1,958,992)
                                  -----------    -----------    -----------
Balance at December 31, 1995      $48,892,843    $ 8,352,674    $57,245,517
                                  ===========    ===========    ===========


                                  Accumulated    Accumulated
                                 Depreciation   Amortization
                                       of         of Direct
                                    Operating     Financing
                                     Leases        Leases           Total
                                  -----------    ----------        ------

Balance at December 31, 1992      $17,053,406    $ 1,941,880    $18,995,286

 Additions                            773,748        519,656      1,293,404
 Retirements or sales                       -              -              -
                                  -----------    -----------    -----------
Balance at December 31, 1993       17,827,154      2,461,536     20,288,690

 Additions                            771,404        617,939      1,389,343
 Retirements or sales                 (74,688)       (49,468)      (124,156)
                                  -----------    -----------    -----------
Balance at December 31, 1994       18,523,870      3,030,007     21,553,877

 Additions                            764,036        728,785      1,492,821
 Retirements or sales                (308,099)      (173,262)      (481,361)
                                  -----------    -----------    -----------
Balance at December 31, 1995      $18,979,807    $ 3,585,530    $22,565,337
                                  ===========    ===========    ===========

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:


                                                               Page
                                                               ----
(a) (1)  Financial Statements:

Report of Independent Accountants                               11

Consolidated Financial Statements:
 Balance Sheets - December 31, 1995 and 1994                    12

 Statements of Income - for the years ended
  December 31, 1995, 1994 and 1993                              13

 Statements of Cash Flows - for the years
  ended December 31, 1995, 1994 and 1993                        14

 Notes to Consolidated Financial Statements                   15 - 22

(a) (2)  Schedule:

 III - Real Estate and Accumulated Depreciation
  as of December 31, 1995                                     23 - 24

All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements and notes thereto.

(a) (3)  Exhibits:

 Designation
of Exhibit in
 this Annual
 Report on
 Form 10-K                    Description of Exhibit
-------------                 ----------------------

3.1          Articles of Incorporation of CLS General Partnership Corp.
             (Incorporated herein by reference to Exhibit 3.1 of the Exhibits filed with the Registrant's Registration Statement on Form S-11 (Registration No. 2- 97195)).

3.2 By-laws of CLS General Partnership Corp. (Incorporated herein by reference to Exhibit 3.2 of the Exhibits filed with the Registrant's Registration Statement on Form S-11 (Registration No. 2-97195)).

4.1 Certificate and Agreement of Limited Partnership of Power Test Investors Limited Partnership. (Incorporated herein by reference to Exhibit 4.1 of the Exhibits filed with the Registrant's Registration Statement on Form S- 11 (Registration No. 2-97195)).

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

10.6 Form of Mortgage and Security Agreement from Power Test Realty Company Limited Partnership, as Mortgagor, to Texaco Refining and Marketing Inc., as Mortgagee, dated February 1, 1985. (Incorporated herein by reference to Exhibit 10.6 of the Exhibits filed with the Registrant's Registration Statement on Form S-11 (Registration No. 2- 97195)).

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

10.19 Agreement extending maturity date of Promissory Note made as of April 18, 1986 between Getty Petroleum Corp. and Power Test Realty Company Limited Partnership. (Incorporated herein by reference to Exhibit 10.19 of the Exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1986 (Commission File No. 0- 14557)).

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

10.23 Note Agreement dated as of December 1, 1986 between Power Test Realty Company Limited Partnership and Massachusetts Mutual Life Insurance Company. (Incorporated herein by reference to Exhibit 10.23 of the Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File No. 0- 14557)).

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

10.27 Amended and Restated Loan Agreement dated as of October 31, 1995 between Power Test Realty Company Limited Partnership and Fleet Bank of Massachusetts, N.A., as successor to Bank of New England, N.A. (Incorporated herein by reference to Exhibit
             10.27 of the Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-14557)).

10.28 Note Agreement dated as of January 3, 1996 between Power Test Realty Company Limited Partnership and Chemical Bank. (Incorporated herein by reference to Exhibit 10.28 of the Exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-14557))

27           Financial Data Schedule.

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


               Power Test Investors Limited Partnership
               -----------------------------------------
                            (Registrant)


               By \s\ Leo Liebowitz
                 -----------------------------------------------------
                 Leo Liebowitz, President, Treasurer and a Director of
                  CLS General Partnership Corp., the General Partner (Principal Financial and Accounting Officer)

               Date  March 28, 1996
                     --------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.


               By \s\ Milton Safenowitz
                 ------------------------------------------------------
                 Milton Safenowitz, Executive Vice President, Assistant
                  Secretary and a Director of CLS General Partnership Corp., the General Partner

               Date  March 28, 1996
                     --------------


               By \s\ Milton Cooper
                 ------------------------------------------------------------
                 Milton Cooper, Secretary, Assistant Treasurer and a Director
                  of CLS General Partnership Corp., the General Partner

               Date  March 28, 1996
                     --------------

                                EXHIBIT INDEX

                   Power Test Investors Limited Partnership

       Annual Report on Form 10-K for the year ended December 31, 1995
      -----------------------------------------------------------------

                                                      Begins on
Exhibit No.      Description                      Sequential Page No.
-----------      -----------                      -------------------
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

10.1    Loan Agreement dated            Incorporated by reference to Exhibit
        February 1, 1985 between The    10.1 of the Exhibits filed with the
        Chase Manhattan Bank, N.A.,     Registrant's Registration Statement
        and Power Test Realty Company   on Form S-11 (Registration No. 2-97195).
        Limited Partnership and
        related Note.

10.1(a) Note Modification Agreement     Incorporated by reference to Exhibit
        dated January 22, 1986          10.1(a) of the Exhibits filed with
        amending the Loan Agreement     the Registrant's Annual Report on Form
        dated February 1, 1985 and      10-K for the fiscal year ended
        related Note (10.1),            December 31, 1985 (Commission File No.
        Collateral Assignment and       2-97195).
        Security Agreement (10.2) and
        Form of Mortgage (10.3)
        between The Chase Manhattan
        Bank, N.A.,and Power Test
        Realty Company Limited
        Partnership.

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

10.5    Security Agreement dated        Incorporated by reference to Exhibit
        February 1, 1985 between        10.5 of the Exhibits filed with the
        Power Test Realty Company       Registrant's Registration Statement on
        Limited Partnership and         Form S-11(Registration No. 2-97195).
        Texaco Refining and
        Marketing Inc.

10.6    Form of Mortgage and Security   Incorporated by reference to Exhibit
        Agreement from Power Test       10.6 of the Exhibits filed with
        Realty Company Limited Partner- Registrant's Registration Statement on
        ship, as Mortgagor, to Texaco   Form S-11 (Registration No. 2-97195).
        Refining and Marketing, Inc.,
        as Mortgagee, dated
        February 1, 1985.

10.7    Asset Purchase Agreement        Filed as Exhibit 2(a) to Getty Petroleum
        between Getty Petroleum Corp.   Corp.'s (formerly Power Test Corp.)
        (formerly Power Test Corp.)     Current Report on Form 8-K dated
        and Texaco Inc., Getty Oil      February 19, 1985 (Commission File No.
        Company, and Getty Refining     0-6386) and incorporated herein by
        and Marketing Company,          reference.
        dated December 21, 1984.

10.8    Form of Real Property Leases    Filed as Exhibit 2(e) to Getty Petroleum
        between Power Test Realty       Corp.'s (formerly Power Test Corp.)
        Company Limited Partnership,    Current Report on Form 8-K dated
        as Lessor, and Getty Petroleum  February 19, 1985 (Commission File No.
        Corp. (formerly Power Test      0-6386) and incorporated herein by
        Corp.) (either directly or      reference.
        indirectly through a wholly-
        owned subsidiary), as Lessee,
        each dated February 1, 1985.

10.9    Rolling Stock Lease between     Filed as Exhibit 2(f) to Getty Petroleum
        Power Test Realty Company       Corp.'s (formerly Power Test Corp.)
        Limited Partnership, as         Current Report on Form 8-K dated
        Lessor, and Power Test          February 19, 1985 (Commission File No.
        Petro Corp. (a wholly-          0-6386) and incorporated herein by
        owned subsidiary of Getty       reference.
        Petroleum Corp.), as Lessee,
        dated February 1, 1985.

10.10   Equipment Lease between Power   Filed as Exhibit 2(g) to Getty Petroleum
        Test Realty Company Limited     Corp.'s (formerly Power Test Corp.)
        Partnership, as Lessor, and     Current Report on Form 8-K dated
        Getty Petroleum Corp. (formerly February 19, 1985 (Commission File No.
        Power Test Corp.) as Lessee,    0-6386) and incorporated herein by
        dated February 1, 1985.         reference.

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

10.18   Promissory Note made as of      Incorporated by reference to Exhibit
        April 18, 1986 between Getty    10.18 of the Exhibits filed with the
        Petroleum Corp. and Power       Registrant's Quarterly Report on Form
        Test Realty Company Limited     10-Q for the quarter ended June 30, 1986
        Partnership.                    (Commission File No. 0-14557).

10.19   Agreement extending maturity    Incorporated by reference to Exhibit
        date of Promissory Note made    10.19 of the Exhibits filed with the
        as of April 18, 1986 between    Registrant's Quarterly Report on Form
        Getty Petroleum Corp. and       10-Q for the quarter ended September 30,
        Power Test Realty Company       1986 (Commission File No. 0-14557).
        Limited Partnership.

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

10.27   Amended and Restated Loan       Incorporated by reference to Exhibit
        Agreement dated as of           10.27 of the Exhibits filed with the
        October 31, 1995 between        Registrant's Annual Report on Form 10-K
        Power Test Realty Company       for the fiscal year ended December 31,
        Limited Partnership and         1995 (Commission File No. 0-14557).
        Fleet Bank of Massachusetts,
        N.A., as successor to Bank
        of New England, N.A.

10.28   Note Agreement dated as of      Incorporated by reference to Exhibit
        January 3, 1996 between         10.28 of the Exhibits filed with the
        Power Test Realty Company       Registrant's Annual Report on Form 10-K
        Limited Partnership and         for the fiscal year ended December 31,
        Chemical Bank.                  1995 (Commission File No. 0-14557).


27      Financial Data Schedule         40