Form 10-Q
period 1996-03-31
POWER TEST INVESTORS LTD PARTNERSHIP
filed 1996-05-07
CIK 766748

==========================================================================



                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended March 31, 1996       Commission file number 0-14557
                  --------------                              -------

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
        -----------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           NEW YORK                                        11-2717079
- - ----------------------------------                     --------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

125 Jericho Turnpike, Jericho, New York                       11753
- - -----------------------------------------              --------------------
(Address of principal executive offices)                    (Zip  Code)

                             (516) 338 - 6000
                          ----------------------
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

Registrant has 6,501,063 units of general and limited partnership interests outstanding as of March 31, 1996.



===========================================================================

                 POWER TEST INVESTORS LIMITED PARTNERSHIP

                                   INDEX

PART I.  FINANCIAL INFORMATION                               Page Number
- - -------------------------------                              -----------

Item 1.  Consolidated Financial Statements:

     Balance Sheets - March 31, 1996 and December 31, 1995          1

     Statements of Income - three months ended
       March 31, 1996 and 1995                                      2

     Statements of Cash Flows - three months ended
       March 31, 1996 and 1995                                      3

     Notes to Consolidated Financial Statements                   4 - 6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       7

PART II.  OTHER INFORMATION
- - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                           8

Signatures                                                          8

                    POWER TEST INVESTORS LIMITED PARTNERSHIP
                        (a New York limited partnership)
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995


                                                     March 31,    December 31,
                                                       1996           1995
                                                    -----------   ------------
                                                    (unaudited)

                                     ASSETS

Cash and cash equivalents                           $ 3,783,370    $ 5,754,500
Net investment in direct financing leases             4,569,196      4,767,144
Fixed assets, at cost, net of accumulated
 depreciation of $19,129,357 and $18,979,807,
 respectively                                        29,939,406     29,913,036
Deferred charges, net of accumulated amortization
 of $2,514,943 and $2,492,569, respectively             410,190        432,564
                                                    -----------   ------------
                                                    $38,702,162    $40,867,244
                                                    ===========   ============

                       LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities, primarily interest             $   211,137    $   277,453
Mortgage and note payable                            32,879,998     35,456,493
Partners' capital, 6,501,063 and 6,501,577 units
 of general and limited partnership interests
 outstanding, respectively                            5,611,027      5,133,298
                                                    -----------    -----------
                                                    $38,702,162    $40,867,244
                                                    ===========    ===========









                            See accompanying notes.

                    POWER TEST INVESTORS LIMITED PARTNERSHIP
                        (a New York limited partnership)
                       CONSOLIDATED STATEMENTS OF INCOME
                   Three months ended March 31, 1996 and 1995
                                  (unaudited)

                                                        1996           1995
                                                        ----           ----

Revenues:
  Rental income                                      $2,134,956     $2,248,921
  Interest on direct financing leases                   224,710        274,089
  Other income                                          306,300        539,473
                                                     ----------     ----------

                                                      2,665,966      3,062,483
                                                     ----------     ----------
Expenses:
  Interest                                              572,254        886,460
  General and administrative                            182,671        192,909
  Depreciation and amortization                         213,966        225,843
  Income applicable to minority interest                 17,057         17,612
                                                     ----------     ----------

                                                        985,948      1,322,824
                                                     ----------     ----------

Net income                                           $1,680,018     $1,739,659
                                                     ==========     ==========

Net income per unit                                  $      .26     $      .27
                                                     ==========     ==========

Distributions per unit                               $     .185     $     .185
                                                     ==========     ==========

Weighted average units outstanding                    6,501,233      6,510,975
                                                     ==========     ==========







                            See accompanying notes.

                    POWER TEST INVESTORS LIMITED PARTNERSHIP
                        (a New York limited partnership)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1996 and 1995
                                  (unaudited)


                                                        1996          1995
                                                        ----          ----
Cash flows from operating activities:
Net income                                          $1,680,018     $1,739,659
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                         213,966        225,843
 Amortization of investment in direct
  financing leases                                     197,948        171,297
 Gain on dispositions of properties                   (257,244)      (497,969)
 Minority interest                                      17,057         17,612
Changes in assets and liabilities:
 Increase in receivable-condemnation, net                   --       (164,958)
 Decrease in accrued liabilities                       (66,316)       (47,212)
                                                    ----------     ----------
     Net cash provided by operating activities       1,785,429      1,444,272
                                                    ----------     ----------

Cash flows from investing activities:
 Property acquisitions                                (325,352)            --
 Proceeds from dispositions of properties              364,634        668,571
                                                    ----------     ----------
     Net cash provided by investing activities          39,282        668,571
                                                    ----------     ----------

Cash flows used in financing activities:
 Proceeds from borrowings                            1,500,000             --
 Repayment of debt                                  (4,076,495)      (607,475)
 Cash distributions                                 (1,215,234)    (1,217,037)
 Purchase of partnership units                          (4,112)            --
                                                    ----------     ----------
     Net cash used in financing activities          (3,795,841)    (1,824,512)
                                                    ----------     ----------

Net increase (decrease) in cash and
  cash equivalents                                  (1,971,130)       288,331
Cash and cash equivalents at beginning of period     5,754,500      2,523,681
                                                    ----------     ----------
Cash and cash equivalents at end of period          $3,783,370     $2,812,012
                                                    ==========     ==========

Supplemental disclosure of cash flow information -
 Cash paid during the period for interest           $  621,383     $  887,542


                            See accompanying notes.

                 POWER TEST INVESTORS LIMITED PARTNERSHIP
                     (a New York limited partnership)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1996
                                (unaudited)

1.  Basis of Presentation:

The accompanying consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation.

2.  Organization:

Power Test Investors Limited Partnership ("Partnership") is a New York limited partnership which was formed in January 1985 to invest in and become the limited partner in Power Test Realty Company Limited Partnership ("Operating Partnership"), also a New York limited partnership. The Operating Partnership was formed to acquire, own, lease and sell or dispose of certain of the assets ("Assets") formerly used in the petroleum marketing operations of Getty Oil Company and Getty Refining and Marketing Company located in the Northeastern and Mid- Atlantic states. The Operating Partnership has leased to Getty Petroleum Corp. ("Getty") the Assets which were acquired on February 1, 1985. The leases are principally for initial periods of fifteen years expiring January 31, 2000 (subject to multiple renewal periods through 2050) and provide for aggregate annual rental payments of approximately $10,330,000 as of March 31, 1996. The general partner of the Partnership and the Operating Partnership is CLS General Partnership Corp. ("General Partner").

The limited partners of the Partnership contributed approximately 79% of the capital of the Partnership and share pro rata with the General Partner (which contributed approximately 21% of the capital of the Partnership) in the financial and tax attributes of the Partnership. The Partnership contributed 99% of the capital of the Operating Partnership and shares pro rata with the General Partner (which contributed the remaining 1% of the capital of the Operating Partnership) in the financial and tax attributes of the Operating Partnership. In 1990 and 1991, the General Partner purchased 38,933 and 46,000 units of limited partnership interests, respectively, further increasing its ownership of the Partnership as of March 31, 1996 to approximately 22.3%.

3.  Consolidation:

The consolidated financial statements include the accounts of the Partnership and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated.

The General Partner's share of the Operating Partnership's income for the three months ended March 31, 1996 and 1995 has been reflected as "Income applicable to minority interest" in the accompanying consolidated statements of income.

4.  Cash and Cash Equivalents:

As of March 31, 1996, $1,847,000 of cash is restricted for the acquisition of additional properties or the repayment of debt. In addition, the Operating Partnership is required under the terms of its mortgage loan agreement to maintain cash balances or other investments of at least $1,000,000 through December 31, 1998 and $500,000 thereafter.

5.  Partners' Capital:
                                                                 Total
                                     General      Limited      Partners'
                                     Partner      Partners      Capital
                                     -------      --------      -------

Balance, December 31, 1995        $1,108,974    $4,024,324    $ 5,133,298

Net income for the three months
 ended March 31, 1996                374,040     1,305,978      1,680,018

Distributions to unitholders        (280,283)     (934,951)    (1,215,234)

Purchase of 514 partnership units         --        (4,112)        (4,112)

Income applicable to
  minority interest                   17,057            --         17,057
                                  ----------    ----------    -----------

Balance, March 31, 1996           $1,219,788    $4,391,239    $ 5,611,027
                                  ==========    ==========    ===========

As of March 31, 1996 and December 31, 1995, the General Partner's minority interest amounted to $49,779 and $45,229, respectively, which is included in "Total Partners' Capital".

6.  Dispositions of Properties:

In accordance with the terms of the lease, the Operating Partnership sold a service station property to Getty during the first quarter of 1996 for eleven times the annual rental, resulting in a net gain of $242,539 to the Partnership. During the first quarter of 1995, the Operating Partnership sold a service station property to Getty for eleven times the annual rental, resulting in a net gain of $339,475 to the Partnership.

During the quarters ended March 31, 1996 and 1995, respectively, a service station property and the New Haven terminal were subject to partial condemnations which resulted in the taking of certain of the land.
The condemnations resulted in a net gain to the Partnership of $14,705 and $158,494, for the quarters ended March 31, 1996 and 1995, respectively.

The net gains resulting from the aforementioned dispositions have been reflected in "Other income" in the accompanying consolidated statements of income.

                 Management's Discussion and Analysis of
               Financial Condition and Results of Operations

The Partnership was formed to invest in and become the limited partner in the Operating Partnership. The operations of the Operating Partnership consist of leasing to Getty properties which were acquired by the Operating Partnership on February 1, 1985. The leases are principally for initial periods of fifteen years expiring January 31, 2000 (subject to multiple renewal periods through 2050) and provide for aggregate annual rental payments of approximately $10,330,000 as of March 31, 1996.

The decrease in rental income for the three months ended March 31, 1996 as compared to the prior year period is due to the sale of certain properties.

The decrease in other income for the three months ended March 31, 1996 as compared to the prior year period is principally due to $241,000 of reduced gains on dispositions of properties. Other income also includes interest income earned on investments for each of the respective periods.

The decrease in interest expense for the three months ended March 31, 1996 as compared to the 1995 period was principally due to lower interest rates and debt outstanding as a result of refinancing the Operating Partnership's debt.

At March 31, 1996, cash and cash equivalents amounted to $3,783,000, of which $2,847,000 was restricted under the terms of the mortgage loan. Restricted funds of $1,673,000 may be used to acquire additional properties or to reduce the outstanding loan balance and the Operating Partnership is required to maintain cash balances or other investments of at least $1,000,000 through December 31, 1998 and $500,000 thereafter.

During the quarter ended March 31, 1996, the Operating Partnership acquired a service station property in New Jersey, and certain land adjacent to an existing service station property in Massachusetts, for a total of $325,000. The Operating Partnership has entered into lease agreements with Getty for these locations at fair market rentals.

On November 9, 1995, the Partnership announced that it may purchase in the market from time to time through March 15, 1996 up to 150,000 of its Units at prices not to exceed $8.00 per Unit. In June 1995, the Partnership had offered to purchase Units for $7.50 per Unit. Through March 15, 1996, the Partnership purchased 9,912 Units for $76,897, of which 514 Units were purchased for $4,112 during the quarter ended March 31, 1996.

The Partnership has made quarterly cash distributions to its unitholders since 1987. On June 4, 1996, a cash distribution of 18.5 cents per unit will be paid to unitholders of record on May 1, 1996. On April 23, 1996, a special extra cash distribution of 10 cents per unit was paid to unitholders of record on April 11, 1996.

PART II.  OTHER INFORMATION
- - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits:

             Designation of Exhibit
            in this Quarterly Report
                  on Form 10-Q                      Description of Exhibit
                  ------------                      ----------------------

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


                             POWER TEST INVESTORS LIMITED PARTNERSHIP
                             ----------------------------------------
                                         (Registrant)


                             By: /s/ Leo Liebowitz
                                -----------------------------------------
                                Leo Liebowitz, President, Treasurer and a
                                 Director of CLS General Partnership Corp.,
                                 the General Partner (Principal Financial
                                 and Accounting Officer)



Dated:  May 7, 1996