Form 10-Q
period 1996-06-30
POWER TEST INVESTORS LTD PARTNERSHIP
filed 1996-08-09
CIK 766748

============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended June 30, 1996              Commission file number 0-14557
                  -------------                                     -------

                   POWER TEST INVESTORS LIMITED PARTNERSHIP
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           NEW YORK                                 11-2717079
- -------------------------------                  --------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

125 Jericho Turnpike, Jericho, New York                11753
- ----------------------------------------          --------------------
(Address of principal executive offices)          (Zip  Code)

                                 (516) 338 - 6000
                                 ----------------
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

Registrant has 6,501,063 units of general and limited partnership interests outstanding as of June 30, 1996.

============================================================================

                   POWER TEST INVESTORS LIMITED PARTNERSHIP

                                    INDEX

PART I.  FINANCIAL INFORMATION                                Page Number
- ------------------------------                                -----------

Item 1.  Consolidated Financial Statements:

     Balance Sheets - June 30, 1996 and December 31, 1995           1

     Statements of Income - three and six months ended
       June 30, 1996 and 1995                                       2

     Statements of Cash Flows - six months ended
       June 30, 1996 and 1995                                       3

     Notes to Consolidated Financial Statements                   4 - 6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     7

PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                           8

Signatures                                                          8

                   POWER TEST INVESTORS LIMITED PARTNERSHIP
                       (a New York limited partnership)
                         CONSOLIDATED BALANCE SHEETS
                     June 30, 1996 and December 31, 1995

                                                 June 30,       December 31,
                                                   1996             1995
                                                ------------   -------------
                                                 (unaudited)
                  ASSETS

Cash and cash equivalents                         $3,828,387      $5,754,500
Net investment in direct financing leases          4,309,954       4,767,144
Fixed assets, at cost, net of accumulated
 depreciation  of $19,285,311 and $18,979,807,
 respectively                                     29,627,706      29,913,036
Deferred charges, net of accumulated
 amortization of $2,537,863 and $2,492,569,
 respectively                                        392,990         432,564
                                                 -----------     -----------
                                                 $38,159,037     $40,867,244
                                                 ===========     ===========

     LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities, primarily interest             $218,118        $277,453
Mortgage and note payable                         32,366,475      35,456,493
Partners' capital, 6,501,063 and 6,501,577
 units of general and limited partnership
 interests outstanding, respectively               5,574,444       5,133,298
                                                 -----------     -----------
                                                 $38,159,037     $40,867,244
                                                 ===========     ===========




                         See accompanying notes.

                    POWER TEST INVESTORS LIMITED PARTNERSHIP
                        (a New York limited partnership)
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                       Three months ended June 30,   Six months ended June 30,
                       ---------------------------   -------------------------
                               1996        1995          1996            1995
                               ----        ----          ----            ----
Revenues:

 Rental income              $2,130,295  $2,223,851    $4,265,251     $4,472,772
 Interest on direct
  financing leases             212,673     265,706       437,383        539,795
 Other income                  492,402      47,741       798,702        587,214
                            ----------  ----------    ----------    -----------
                             2,835,370   2,537,298     5,501,336      5,599,781
                            ----------  ----------    ----------    -----------

Expenses:

Interest                       559,098     884,752     1,131,352      1,771,212
 General and administrative    226,689     225,164       409,360        418,073
 Depreciation and
  amortization                 214,284     225,465       428,250        451,308
 Income applicable to
  minority interest             18,624      12,557        35,681         30,169
                            ----------  ----------    ----------     ----------
                             1,018,695   1,347,938     2,004,643      2,670,762
                            ----------  ----------    ----------     ----------

Net income                  $1,816,675  $1,189,360    $3,496,693     $2,929,019
                            ==========  ==========    ==========     ==========


Net income per unit               $.28        $.18          $.54           $.45
                            ==========  ==========    ==========     ==========

Distributions per unit           $.285       $.185          $.47           $.37
                            ==========  ==========    ==========     ==========

Weighted average units
 outstanding                 6,501,063   6,509,931     6,501,148      6,510,450
                            ==========  ==========    ==========     ==========



                            See accompanying notes.

                    POWER TEST INVESTORS LIMITED PARTNERSHIP
                        (A New York limited partnership)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended June 30, 1996 and 1995
                                  (unaudited)

                                                         1996          1995
                                                         ----          ----

Cash flows from operating activities:
Net income                                            $3,496,693    $2,929,019
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                         428,250       451,308
   Amortization of investment
    in direct financing leases                           404,141       350,977
   Gain on dispositions of properties                   (693,426)     (497,969)
   Minority interest                                      35,681        30,169
Changes in assets and liabilities:
   Increase in deferred charages                          (5,720)            -
   Decrease in accrued liabilities                       (59,335)      (16,815)
                                                      ----------    ----------
       Net cash provided by operating activities       3,606,284     3,246,689
                                                      ----------    ----------

Cash flows from investing activities:
   Property acquisitions                                (325,352)            -
   Proceeds from dispositions of properties              974,201       668,571
                                                      ----------    ----------
       Net cash provided by investing activities         648,849       668,571
                                                      ----------    ----------

Cash flows used in financing activities:
   Proceeds from borrowings                            1,500,000             -
   Repayment of debt                                  (4,590,018)   (1,386,518)
   Cash distributions                                 (3,087,116)   (2,433,808)
   Purchase of partnership units                          (4,112)      (10,613)
                                                      ----------    ----------
      Net cash used in financing activities           (6,181,246)   (3,830,939)
                                                      ----------    ----------

Net increase (decrease) in cash and cash equivalents  (1,926,113)       84,321
Cash and cash equivalents at beginning of period       5,754,500     2,523,681
                                                      ----------    ----------
Cash and cash equivalents at end of period            $3,828,387    $2,608,002
                                                      ==========    ==========

Supplemental disclosure of cash flow information -
 Cash paid during the period for interest             $1,199,505    $1,787,611


                            See accompanying notes.

                   POWER TEST INVESTORS LIMITED PARTNERSHIP
                       (a New York limited partnership)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1996
                                 (unaudited)

1.  Basis of Presentation:

The accompanying consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation.

2.  Organization:

Power Test Investors Limited Partnership ("Partnership") is a New York limited partnership which was formed in January 1985 to invest in and become the limited partner in Power Test Realty Company Limited Partnership ("Operating Partnership"), also a New York limited partnership. The Operating Partnership was formed to acquire, own, lease and sell or dispose of certain of the assets ("Assets") formerly used in the petroleum marketing operations of Getty Oil Company and Getty Refining and Marketing Company located in the Northeastern and Mid-Atlantic states. The Operating Partnership has leased to Getty Petroleum Corp. ("Getty") the Assets which were acquired on February 1, 1985. The leases are principally for initial periods of fifteen years expiring January 31, 2000 (subject to five ten year renewal periods through 2050) and provide for aggregate annual rental payments of approximately $10,132,000 as of June 30, 1996. The general partner of the Partnership and the Operating Partnership is CLS General Partnership Corp. ("General Partner").

The limited partners of the Partnership contributed approximately 79% of the capital of the Partnership and share pro rata with the General Partner (which contributed approximately 21% of the capital of the Partnership) in the financial and tax attributes of the Partnership. The Partnership contributed 99% of the capital of the Operating Partnership and shares pro rata with the General Partner (which contributed the remaining 1% of the capital of the Operating Partnership) in the financial and tax attributes of the Operating Partnership. In 1990 and 1991, the General Partner purchased 38,933 and 46,000 units of limited partnership interests, respectively, further increasing its ownership of the Partnership as of June 30, 1996 to approximately 22.3%.

3.  Consolidation:

The consolidated financial statements include the accounts of the Partnership and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated.

The General Partner's share of the Operating Partnership's income for the periods ended June 30, 1996 and 1995 has been reflected as "Income applicable to minority interest" in the accompanying consolidated statements of income.

4.  Cash and Cash Equivalents:

As of June 30, 1996, $2,189,000 of cash is restricted for the acquisition of additional properties or the repayment of debt. In addition, the Operating Partnership is required under the terms of its mortgage loan agreement to maintain cash balances or other investments of at least $1,000,000 through December 31, 1998 and $500,000 thereafter.


5.  Partners' Capital:
                                                                       Total
                                            General      Limited     Partners'
                                            Partner     Partners      Capital
                                            -------     --------    ----------

Balance, December 31, 1995                $1,108,974   $4,024,324   $5,133,298

Net income for the six months
 ended June 30, 1996                         778,515    2,718,178    3,496,693

Distributions to unitholders                (711,879)  (2,375,237)  (3,087,116)

Purchase of 514 partnership units                  -       (4,112)      (4,112)

Income applicable to minority interest        35,681            -       35,681
                                          ----------   ----------   ----------
Balance, June 30, 1996                    $1,211,291   $4,363,153   $5,574,444
                                          ==========   ==========   ==========

As of June 30, 1996 and December 31, 1995, the General Partner's minority interest amounted to $49,326 and $45,229, respectively, which is included in "Total Partners' Capital".


6.  Dispositions of Properties:

In accordance with the terms of the lease, the Operating Partnership sold three service station properties to Getty during 1996 for eleven times the annual rentals, resulting in net gains to the Partnership of $415,031 and $657,570 for the three and six months ended June 30, 1996, respectively. During the first quarter of 1995, the Operating Partnership sold a service station property to Getty for eleven times the annual rental resulting in a net gain of $339,475 to the Partnership.

During 1996, three service station properties were subject to partial condemnations which resulted in the taking of certain of the land. The condemnations resulted in net gains to the Partnership of $21,151 and $35,856 for the three and six months ended June 30, 1996, respectively. During the first quarter of 1995, the New Haven terminal was subject to a partial condemnation which resulted in the taking of certain of the land. The condemnation resulted in a net gain of $158,494 to the Partnership.

The net gains resulting from the aforementioned dispositions have been reflected in "Other income" in the accompanying consolidated statements of income.

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

The Partnership was formed to invest in and become the limited partner in the Operating Partnership. The operations of the Operating Partnership consist of leasing to Getty properties which were acquired by the Operating Partnership on February 1, 1985. The leases are principally for initial periods of fifteen years expiring January 31, 2000 (subject to five ten year renewal periods through 2050) and provide for aggregate annual rental payments of approximately $10,132,000 as of June 30, 1996.

The decrease in rental income for the three and six months ended June 30, 1996 as compared to the prior year periods is due to the sale of certain properties.

The increase in other income for the three and six months ended June 30, 1996 as compared to the prior year periods is principally due to increased gains on dispositions of properties of $436,000 and $195,000, respectively. Other income also includes interest income earned on investments for each of the respective periods.

The decrease in interest expense for the three and six months ended June 30, 1996 as compared to the prior year periods is principally due to lower interest rates and debt outstanding as a result of refinancing the Operating Partnership's debt.

As of June 30, 1996, cash and cash equivalents amounted to $3,828,000, of which $3,189,000 was restricted under the terms of the mortgage loan. Restricted funds of $2,189,000 may be used to acquire additional properties or to reduce the outstanding loan balance and the Operating Partnership is required to maintain cash balances or other investments of at least $1,000,000 through December 31, 1998 and $500,000 thereafter.

During the six months ended June 30, 1996, the Operating Partnership acquired a service station property in New Jersey, and certain land adjacent to an existing service station property in Massachusetts, for a total of $325,000. The Operating Partnership has leased these locations to Getty at fair market rentals.

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

The Partnership has made quarterly cash distributions to its unitholders since 1987. On September 3, 1996, a cash distribution of 18.5 cents per unit will be paid to unitholders of record on August 1, 1996. On April 23, 1996, a special extra cash distribution of 10 cents per unit was paid to unitholders of record on April 11, 1996.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

           Designation of Exhibit
          in this Quarterly Report
               on Form 10-Q                    Description of Exhibit
               ------------                    ------------------------

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


                              POWER TEST INVESTORS LIMITED PARTNERSHIP
                              ----------------------------------------
                                              (Registrant)


                              By: /s/ Leo Liebowitz
                                  --------------------------------------------
                                  Leo Liebowitz, President, Treasurer and a
                                    Director of CLS General Partnership Corp.,
                                    the General Partner (Principal Financial
                                    and Accounting Officer)



Dated:  August 9, 1996