Form 10-Q
period 1996-09-30
POWER TEST INVESTORS LTD PARTNERSHIP
filed 1996-11-13
CIK 766748

=============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 1996          Commission file number 0-14557
                  ------------------                                 -------

                  POWER TEST INVESTORS LIMITED PARTNERSHIP
          --------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           NEW YORK                                  11-2717079
--------------------------------                   ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

125 Jericho Turnpike, Jericho, New York                11753
----------------------------------------            -------------
(Address of principal executive offices)            (Zip  Code)

                              (516) 338 - 6000
            -----------------------------------------------------
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

Registrant has 6,500,306 units of general and limited partnership interests outstanding as of September 30, 1996.
=============================================================================

POWER TEST INVESTORS LIMITED PARTNERSHIP

INDEX

PART I.  FINANCIAL INFORMATION                                    Page Number
------------------------------                                    -----------

Item 1.  Consolidated Financial Statements:

  Balance Sheets - September 30, 1996 and December 31, 1995             1

  Statements of Income - three and nine months ended
    September 30, 1996 and 1995                                         2

  Statements of Cash Flows - nine months ended
    September 30, 1996 and 1995                                         3

Notes to Consolidated Financial Statements                            4 - 6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          7

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                               8

Signatures                                                              8

                  POWER TEST INVESTORS LIMITED PARTNERSHIP
                      (a New York limited partnership)
                         CONSOLIDATED BALANCE SHEETS
                  September 30, 1996 and December 31, 1995


                                                   September 30,   December 31,
                                                       1996            1995
                                                       ----            ----
                                                    (unaudited)

                                   ASSETS

Cash and cash equivalents                           $ 3,668,854    $ 5,754,500
Net investment in direct financing leases             4,094,493      4,767,144
Fixed assets, at cost, net of accumulated
 depreciation of $19,477,110 and $18,979,807,
 respectively                                        29,687,272     29,913,036
Deferred charges, net of accumulated amortization
 of $2,561,622 and $2,492,569, respectively             397,544        432,564
                                                    -----------    -----------
                                                    $37,848,163    $40,867,244
                                                    ===========    ===========

                  LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities, primarily interest             $   191,790    $   277,453
Mortgage and note payable                            31,923,975     35,456,493
Partners' capital,
 6,500,306 and 6,501,577 units of
 general and limited partnership interests
 outstanding, respectively                            5,732,398      5,133,298
                                                    -----------    -----------
                                                    $37,848,163    $40,867,244
                                                    ===========    ===========




                            See accompanying notes.

                    POWER TEST INVESTORS LIMITED PARTNERSHIP
                        (a New York limited partnership)
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                  Three months ended      Nine months ended
                                     September 30,           September 30,
                                     -------------           ------------
                                    1996       1995         1996      1995
                                    ----       ----         ----      ----

Revenues:
  Rental income                 $2,120,549  $2,211,551   $6,385,800  $6,684,323
  Interest on direct financing
   leases                          201,509     256,912      638,892     796,707
  Other income                      54,801     737,611      853,503   1,324,825
                                ----------  ----------   ----------  ----------
                                 2,376,859   3,206,074    7,878,195   8,805,855
                                ----------  ----------   ----------  ----------

Expenses:
  Interest                         562,649     866,447    1,694,001   2,637,659
  General and administrative       219,437     196,797      628,797     614,870
  Depreciation and amortization    215,558     224,933      643,808     676,241
  Income applicable to minority
   interest                         14,191      19,432       49,872      49,601
                                ----------  ----------   ----------  ----------
                                 1,011,835   1,307,609    3,016,478   3,978,371
                                ----------  ----------   ----------  ----------

Net income                      $1,365,024  $1,898,465   $4,861,717  $4,827,484
                                ==========  ==========   ==========  ==========

Net income per unit                   $.21        $.29         $.75        $.74
                                ==========  ==========   ==========  ==========

Distributions per unit               $.185       $.185        $.655       $.555
                                ==========  ==========   ==========  ==========

Weighted average units
 outstanding                     6,500,685   6,509,523    6,500,992   6,510,138
                                ==========  ==========   ==========   ==========






                            See accompanying notes.

                    POWER TEST INVESTORS LIMITED PARTNERSHIP
                        (a New York limited partnership)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine months ended September 30, 1996 and 1995
                                  (unaudited)



                                                          1996        1995
                                                          ----        ----
Cash flows from operating activities:
Net income                                            $4,861,717    $4,827,484
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                           643,808       676,241
 Amortization of investment in direct
  financing leases                                       619,602       539,451
 Gain on dispositions of properties                     (693,426)   (1,185,529)
 Minority interest                                        49,872        49,601
Change in assets and liabilities:
 Increase in deferred charges                            (34,033)            -
 Decrease in accrued liabilities                         (85,663)      (18,075)
                                                      ----------    ----------
     Net cash provided by operating activities         5,361,877     4,889,173
                                                      ----------    ----------

Cash flows from investing activities:
 Property acquisitions                                  (576,717)            -
 Proceeds from dispositions of properties                974,201     1,671,312
                                                      ----------    ----------
     Net cash provided by investing activities           397,484     1,671,312
                                                      ----------    ----------

Cash flows used in financing activities:
 Proceeds from borrowings                              1,500,000             -
 Repayment of debt                                    (5,032,518)   (2,111,765)
 Cash distributions                                   (4,302,321)   (3,650,576)
 Purchase of partnership units                           (10,168)      (10,763)
                                                      ----------    ----------
     Net cash used in financing activities            (7,845,007)   (5,773,104)
                                                      ----------    ----------

Net increase (decrease) in cash and cash equivalents  (2,085,646)      787,381
Cash and cash equivalents at beginning of period       5,754,500     2,523,681
                                                      ----------    ----------
Cash and cash equivalents at end of period            $3,668,854    $3,311,062
                                                      ==========    ==========

Supplemental disclosure of cash flow information -
 Cash paid during the period for interest             $1,765,276    $2,662,270



                            See accompanying notes.

                  POWER TEST INVESTORS LIMITED PARTNERSHIP
                      (a New York limited partnership)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1996
                                 (unaudited)

1.  Basis of Presentation:

The accompanying consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation.

2.  Organization:

Power Test Investors Limited Partnership ("Partnership") is a New York limited partnership which was formed in January 1985 to invest in and become the limited partner in Power Test Realty Company Limited Partnership ("Operating Partnership"), also a New York limited partnership. The Operating Partnership was formed to acquire, own, lease and sell or dispose of certain of the assets ("Assets") formerly used in the petroleum marketing operations of Getty Oil Company and Getty Refining and Marketing Company located in the Northeastern and Mid- Atlantic states. The Operating Partnership has leased to Getty Petroleum Corp. ("Getty") the Assets which were acquired on February 1, 1985. The leases are principally for initial periods of fifteen years expiring January 31, 2000 (subject to five ten-year renewal periods through 2050) and provide for aggregate annual rental payments of approximately $10,156,000 as of September 30, 1996. The general partner of the Partnership and the Operating Partnership is CLS General Partnership Corp. ("General Partner").

The limited partners of the Partnership contributed approximately 79% of the capital of the Partnership and share pro rata with the General Partner (which contributed approximately 21% of the capital of the Partnership) in the financial and tax attributes of the Partnership. The Partnership contributed 99% of the capital of the Operating Partnership and shares pro rata with the General Partner (which contributed the remaining 1% of the capital of the Operating Partnership) in the financial and tax attributes of the Operating Partnership. In 1990 and 1991, the General Partner purchased 38,933 and 46,000 units of limited partnership interests, respectively, further increasing its ownership of the Partnership as of September 30, 1996 to approximately 22.3%.

3.  Consolidation:

The consolidated financial statements include the accounts of the Partnership and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated.

The General Partner's share of the Operating Partnership's income for the periods ended September 30, 1996 and 1995 has been reflected as "Income applicable to minority interest" in the accompanying consolidated statements of income.

4.  Cash and Cash Equivalents:

As of September 30, 1996, $2,219,000 of cash is restricted for the acquisition of additional properties or the repayment of debt. In addition, the Operating Partnership is required, under the terms of its mortgage loan agreement, to maintain cash balances or other investments of at least $1,000,000 through December 31, 1998 and $500,000 thereafter. On October 1, 1996, the Operating Partnership reduced its outstanding mortgage loan balance by $1,410,421 with a portion of such restricted funds.

5.  Partners' Capital:

                                                                    Total
                                            General    Limited     Partners'
                                            Partner    Partners    Capital
                                            -------    --------    -------

Balance, December 31, 1995                $1,108,974  $4,024,324  $5,133,298

Net income for the nine months
 ended September 30, 1996                  1,082,454   3,779,263   4,861,717

Distributions to unitholders                (992,162) (3,310,159) (4,302,321)

Purchase of 1,271 partnership units                -     (10,168)    (10,168)

Income applicable to minority interest        49,872           -      49,872
                                          ----------  ----------  ----------

Balance, September 30, 1996               $1,249,138  $4,483,260  $5,732,398
                                          ==========  ==========  ==========

As of September 30, 1996 and December 31, 1995, the General Partner's minority interest amounted to $51,010 and $45,229, respectively, which is included in "Total Partners' Capital".

6.  Disposition of Properties:

In accordance with the terms of the lease, the Operating Partnership sold three service station properties to Getty during 1996 for eleven times the annual rentals, resulting in a net gain to the Partnership of $657,570 for the nine months ended September 30, 1996. The Operating

Partnership sold two service station properties to Getty during the third quarter of 1995 for eleven times the annual rentals, resulting in a net gain of $670,078 to the Partnership. For the nine months ended September 30, 1995, gains on sales of three properties amounted to $1,009,553.

During 1996, three service station properties were subject to partial condemnations which resulted in the taking of certain of the land. The condemnations resulted in a net gain to the Partnership of $35,856 for the nine months ended September 30, 1996. During 1995, the New Haven terminal and a service station property were subject to partial condemnations which resulted in the taking of certain of the land. The condemnations resulted in a net gain to the Partnership of $17,482 and $175,976 for the three and nine months ended September 30, 1995, respectively.

The net gains resulting from the aforementioned dispositions have been reflected in "Other income" in the accompanying consolidated statements of income.

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

The Partnership was formed to invest in and become the limited partner in the Operating Partnership. The operations of the Operating Partnership consist of leasing to Getty properties which were acquired by the Operating Partnership on February 1, 1985. The leases are principally for initial periods of fifteen years expiring January 31, 2000 (subject to five ten-year renewal periods through 2050) and provide for aggregate annual rental payments of approximately $10,156,000 as of September 30, 1996.

The decrease in rental income for the three and nine months ended September 30, 1996 as compared to the prior year periods is due to the sale of certain properties, net of properties acquired.

The decrease in other income for the three and nine months ended September 30, 1996 as compared to the prior year periods is principally due to decreased gains on dispositions of properties of $688,000 and $492,000, respectively. Other income also includes interest income earned on investments for each of the respective periods.

The decrease in interest expense for the three and nine months ended September 30, 1996 as compared to the prior year periods is principally due to lower interest rates and debt outstanding as a result of refinancing the Operating Partnership's debt.

As of September 30, 1996, cash and cash equivalents amounted to $3,669,000, of which $3,219,000 was restricted under the terms of the mortgage loan. Restricted funds of $2,219,000 may be used to acquire additional properties or to reduce the outstanding loan balance and the Operating Partnership is required to maintain cash balances or other investments of at least $1,000,000 through December 31, 1998 and $500,000 thereafter. On October 1, 1996, the Operating Partnership reduced its outstanding mortgage loan balance by $1,410,421 with a portion of such restricted funds.

During the nine months ended September 30, 1996, the Operating Partnership acquired three service station properties in New Jersey, and certain land adjacent to an existing service station property in Massachusetts, for a total of $577,000. The Operating Partnership has leased these locations to Getty at fair market rentals.

On November 9, 1995, the Partnership announced that it may purchase in the market from time to time up to 150,000 of its units at prices not to exceed $8.00 per unit. In June 1995, the Partnership had offered to purchase units for $7.50 per unit. Through September 30, 1996, the Partnership has purchased 10,669 units for $82,953, of which 1,271 units were purchased for $10,168 during the nine months ended September 30, 1996.

The Partnership has made quarterly cash distributions to its unitholders since 1987. On December 2, 1996, a cash distribution of 18.5 cents per unit will be paid to unitholders of record on November 1, 1996. On April 23, 1996, a special extra cash distribution of 10 cents per unit was paid to unitholders of record on April 11, 1996.

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


                             POWER TEST INVESTORS LIMITED PARTNERSHIP
                             ----------------------------------------
                                            (Registrant)


                             By:  /s/ Leo Liebowitz
                                  ------------------------------------------
                                  Leo Liebowitz, President, Treasurer and a
                                  Director of CLS General Partnership Corp.,
                                  the General Partner (Principal Financial
                                  and Accounting Officer)



Dated:  November 13, 1996