Form 10-K
period 1996-12-31
POWER TEST INVESTORS LTD PARTNERSHIP
filed 1997-03-27
CIK 766748

=============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                          -----------------

                                     OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       Commission file number 0-14557
                                              -------

                  POWER TEST INVESTORS LIMITED PARTNERSHIP
                 ------------------------------------------
           (Exact name of registrant as specified in its charter)

           New York                                11-2717079
--------------------------------               --------------------
(State or other jurisdiction of                (I.R.S. employer
incorporation or organization)                 identification no.)

125 Jericho Turnpike, Jericho, New York                            11753
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  516-338-6000
                                                     ------------

Securities registered pursuant to Section 12 (b) of the Act:

                                    None
                                    ----

Securities registered pursuant to Section 12 (g) of the Act:

                        Limited Partnership Interests
                        -----------------------------
                              (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the units of general and limited partnership interests held by non-affiliates of the registrant amounted to $29,713,906 as of March 17, 1997.

The registrant has 6,500,306 units of general and limited partnership interests outstanding as of March 17, 1997.

=============================================================================

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

As limited partner of the Operating Partnership, the Partnership contributed 99% of the capital of the Operating Partnership and shares pro rata with the General Partner (which contributed the remaining 1% of the capital of the Operating Partnership), in the same proportion as each partner's capital contribution bears to the aggregate of all partners' capital contributions, in the financial and tax attributes of the Operating Partnership. During 1985, the Partnership sold, by means of a pro rata rights offering, Units of Limited Partnership Interests ("Units") to holders of common stock of Getty Petroleum Corp. Holders of the Units are the limited partners (together with the principal holders, as disclosed in Item 12), ("Limited Partners") of the Partnership, contributing approximately 79% of the capital of the Partnership, and share pro rata with the General Partner (which initially contributed approximately 21% of the capital of the Partnership) in the financial and tax attributes of the Partnership. In 1990 and 1991, the General Partner purchased 38,933 and 46,000 Units, respectively, further increasing its ownership of the Partnership as of December 31, 1996 to approximately 22.3%.

The financial results of the Operating Partnership (and, derivatively, the Partnership) are based on the rental revenues received from Getty Petroleum Corp. in respect of the Partnership assets, and are therefore materially dependent upon the ability of Getty Petroleum Corp. to meet its obligations under the leases and subleases of the Partnership assets. (For information concerning Getty Petroleum Corp., see reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, Commission File No. 1-8059.) Reference is made to Note 5 of Notes to Consolidated Financial Statements filed with this Annual Report, for a schedule of minimum lease payments to be received in each of the next five years under leases in effect at December 31, 1996.

Substantially all of the Operating Partnership assets are subleased by Getty Petroleum Corp. to Getty Petroleum Marketing Inc., which company was spun-off to the stockholders of Getty Petroleum Corp. on March 21, 1997. Therefore, the ability of Getty Petroleum Corp. to pay the rent due to the Operating Partnership is materially dependent on the ability of Getty Petroleum Marketing Inc. to pay the rent due to Getty Petroleum Corp. (For information concerning Getty Petroleum Marketing Inc., see the Information Statement which is included in the Registration Statement on Form 10 filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, Commission File No. 001-14990.)

Getty Petroleum Corp. announced that on March 31, 1997 it will change its name to Getty Realty Corp.

Certain employees of Getty Petroleum Corp. perform services for the Partnership (See Item 13 and Note 5 of Notes to Consolidated Financial Statements). The Partnership does not have any employees.

Item 2.  Properties

As of December 31, 1996, the Operating Partnership owned 291 gasoline service stations located in Connecticut (25), Delaware (11), Maine (6), Maryland (3), Massachusetts (41), New Hampshire (7), New Jersey (84), New York (55), Pennsylvania (49), Rhode Island (9) and Vermont (1). Each of the service stations is leased to Getty Petroleum Corp. which either operated or subleased the service stations. The Operating Partnership also owned five petroleum distribution terminals located in Connecticut, New Jersey, New York
(2) and Rhode Island which are also leased to Getty Petroleum Corp. The service station and distribution terminal leases each have an initial 15 year term expiring on January 31, 2000 and Getty Petroleum Corp. has the option, but is not obligated, to extend the leases for up to five consecutive extended terms of ten years each.

The Operating Partnership purchased marketing equipment from TRMI on February 1, 1985 and leased the equipment to a wholly-owned subsidiary of Getty Petroleum Corp. The marketing equipment consisted of personal property and equipment, including pumps, tanks and furniture. The initial term of the marketing equipment lease expired on January 31, 1995 and provided for a rental of $200,000 per annum. The lease with respect to certain of the underground storage tanks and related equipment, which are scheduled to be replaced or upgraded by Getty Petroleum Corp. by the end of 1998 due to environmental regulations, has been renewed through December 31, 1998 for a rental of $59,271 per annum.

The Operating Partnership is the lessee under a ground lease expiring on May 14, 1999 covering a distribution terminal located in South Portland, Maine, which it had subleased to a wholly- owned subsidiary of Getty Petroleum Corp. through December 14, 1995. Effective December 15, 1995, the terminal was subleased by the Operating Partnership to an unrelated third party through May 14, 1999. The ground lease and the sublease contain provisions for additional renewal periods. The sublessee has the option to purchase the Operating Partnership's interest in the improvements at the terminal at decreasing amounts through the term of the lease.

Item 3.  Legal Proceedings

The Partnership is not subject to any material pending legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1996.

                                  PART II.

Item 5.  Market for Registrant's Common Equity and Related Unitholder Matters

The Units are transferable and trade from time to time on the over the counter market. There is no active market and the Partnership does not currently intend to apply to have the Units listed for trading on any securities exchange.

As of December 31, 1996, there were 567 holders of record of limited partnership interests in the Partnership.

Item 6.  Selected Financial Data

Set forth below is selected financial data for the Partnership and the Operating Partnership as of and for each of the five years in the period ended December 31, 1996.

                                          Partnership
                                          ------------
                                          December 31,
                               1996       1995           1994           1993           1992
------------------------------------------------------------------------------------------------
Total revenues
 (leasing activities)    $9,337,752    $ 9,858,197    $10,316,092    $10,461,177    $10,576,487
Net income                6,230,409      7,800,328      5,860,624      5,199,772      5,746,425
Net income per unit             .96           1.20            .90            .80            .88
Total assets             35,603,855     40,867,244     40,459,472     41,916,319     43,040,401
Mortgages and note
 payable                 29,509,054     35,456,493     37,908,888     40,440,483     41,927,371
Distributions per
 unit                           .84            .74            .74            .74           .725

                                     Operating Partnership
                                     ----------------------
                                          December 31,
                               1996       1995           1994           1993            1992
------------------------------------------------------------------------------------------------
Total revenues
 (leasing activities)    $9,337,752    $ 9,858,197    $10,316,092    $10,461,177    $10,576,487
Net income                6,424,182      8,090,814      5,959,287      5,305,722      5,856,428
Total assets             35,375,554     40,629,375     40,081,693     41,633,796     42,835,664
Mortgages and note
 payable                 29,509,054     35,456,493     37,908,888     40,440,483     41,927,371


Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

The Partnership was formed to invest in and become the limited partner in the Operating Partnership. The Partnership's financial position and results of operations are dependent on the operating results of the Operating Partnership. Since the Operating Partnership has leased substantially all of its properties to Getty Petroleum Corp., which company has subleased them to Getty Petroleum Marketing Inc., the Operating Partnership's operating results and ability to fulfill its obligations are materially dependent on Getty Petroleum Corp.'s and Getty Petroleum Marketing Inc.'s ability to make all required rental payments.

The operations of the Operating Partnership principally consist of leasing to Getty Petroleum Corp. the assets which were acquired on February 1, 1985 from TRMI. The leases are principally for initial periods of fifteen years expiring on January 31, 2000 (subject to multiple renewal periods through 2050) and provide for aggregate annual rental payments of approximately $10,301,000 as of December 31, 1996 (See Note 5 of Notes to Consolidated Financial Statements).

The decrease in rental income for the year ended December 31, 1996 as compared to the prior year was due to the sale of certain properties, net of properties acquired. The decrease in rental income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 was due to the sale of certain properties.

Other income for the years ended December 31, 1996, 1995 and 1994 principally represents gains on dispositions of properties and interest income. During 1996, the Operating Partnership sold three service stations to Getty Petroleum Corp. for an aggregate amount of $927,784 or eleven times the aggregate annual rentals of $84,344, which resulted in a gain of $657,570 to the Partnership. In addition, during 1996, three service station properties were subject to partial condemnations which resulted in the taking of certain of the land. The condemnations resulted in a gain to the Partnership of $35,856. During 1995, the Operating Partnership sold fourteen service stations to Getty Petroleum Corp. for an aggregate amount of $4,591,114 or eleven times the aggregate annual rentals of $417,374, which resulted in a gain of $3,128,372 to the Partnership. During 1995, the New Haven terminal and a service station property were subject to partial condemnations resulting in the taking of certain of the land. The condemnation awards were allocated to the Operating Partnership and Getty Petroleum Corp. in accordance with the formula set forth in the lease. The condemnations resulted in a gain to the Partnership of $175,977. During 1994, the Operating Partnership sold five service stations to Getty Petroleum Corp. for an aggregate amount of $1,131,119 or eleven times the aggregate annual rentals of $102,829, which resulted in a gain of $658,532 to the Partnership.

Interest expense in 1996 amounted to $2,210,000, a decrease of $1,441,000 as compared to 1995. The decrease in interest expense was principally due to lower interest rates and debt outstanding. Interest expense in 1995 amounted to $3,651,000, an increase of $98,000 as compared to 1994. The increase was primarily due to a payment of $279,000 to terminate an interest rate swap agreement in connection with the refinancing of a mortgage loan. The increase was partially offset by a reduction in the Operating Partnership's outstanding mortgage balances and lower interest rates as a result of the refinancing.

On January 3, 1996, the Operating Partnership prepaid a mortgage loan in the amount of $3,696,000 which was originally payable through January 1, 2000 at an interest rate of 10.125%. In connection with the prepayment, the Operating Partnership borrowed $1,500,000 on an unsecured basis at LIBOR plus 1.5% which amount is repayable through January 1, 1998.

General and administrative expense in 1996 amounted to $862,000, a decrease of $73,000 as compared to 1995. General and administrative expense in 1995 amounted to $935,000, an increase of $226,000 as compared to 1994. The decrease in 1996 as compared to 1995 and the increase in 1995 as compared to 1994 was due to higher state and local taxes levied at the partnership level during the 1995 period.

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

The petroleum products industry is subject to numerous existing federal, state and local laws and regulations relating to the protection of the environment. Under the terms of the lease agreement, Getty Petroleum Corp. is responsible for all environmental liabilities and obligations. In this regard, the Partnership believes that the likelihood it would incur any environmental costs material to its financial statements is remote. Accordingly, no accruals have been included in the consolidated financial statements for environmental matters.

During 1996, the Operating Partnership acquired three service station properties in New Jersey, and certain land adjacent to an existing service station property in Massachusetts, for a total of $577,000. The Operating Partnership has leased these locations to Getty Petroleum Corp. at fair market rentals.

On November 9, 1995, the Partnership announced that it may purchase in the market from time to time through March 15, 1996 up to 150,000 of its Units at prices not to exceed $8.00 per Unit. In June 1995, the Partnership had offered to purchase Units for $7.50 per unit. Through December 31, 1996, the Partnership purchased 10,669 Units at an aggregate cost of $82,953.

At December 31, 1996, cash and equivalents amounted to $1,867,000. The Operating Partnership is required under the terms of its mortgage loan agreement to maintain cash balances or investments of at least $1,000,000 through December 31, 1998 and $500,000 thereafter. Cash in excess of operating and debt service requirements for the years ended December 31, 1996, 1995 and 1994 was principally distributed to unitholders in the form of quarterly cash distributions which aggregated $.84 per unit for 1996 and $.74 per unit for 1995 and 1994. The year ended December 31, 1996 included a special extra cash distribution of ten cents per unit which was paid on April 23, 1996 to unitholders of record on April 11, 1996. In 1997, the Partnership anticipates that it will continue to make quarterly cash distributions to holders of Units.

Item 8.  Financial Statements and Supplementary Data

                                                                  Page
                                                                  ----
Report of Independent Accountants                                  12

Consolidated Financial Statements:
  Balance Sheets - December 31, 1996 and 1995                      13

 Statements of Income - for the years ended
  December 31, 1996, 1995 and 1994                                 14

 Statements of Cash Flows - for the years
  ended December 31, 1996, 1995 and 1994                           15

 Notes to Consolidated Financial Statements                      16 - 23

Schedule III - Real Estate and Accumulated
 Depreciation as of December 31, 1996                            24 - 25



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

CLS General Partnership Corp., as General Partner, manages the affairs of the Partnership and Operating Partnership. The executive officers of the General Partner are:
                                                                 Officer
      Name                           Title                        Since
-----------------------------------------------------------------------------
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


Messrs. Liebowitz, Safenowitz and Cooper are the sole Shareholders and Directors of the General Partner.

The background and experience of these individuals is as follows:

Leo Liebowitz, age 69, is President and Chief Executive Officer of Getty Petroleum Corp. and has been a director of Getty Petroleum Corp. since 1971. He is also President, Chief Executive Officer and a director of Getty Petroleum Marketing Inc. since October 1, 1996. Mr. Liebowitz has extensive experience in acquiring, managing and leasing gasoline service stations and distribution terminals.

Milton Safenowitz, age 69, has been a director of Getty Petroleum Corp. since 1971 and was Executive Vice President of Getty Petroleum Corp. until January 31, 1990. He has also been a director of Getty Petroleum Marketing Inc. since October 1, 1996. Mr. Safenowitz has extensive experience in acquiring, managing and leasing gasoline service stations and distribution terminals.

Milton Cooper, age 68, has been a director of Getty Petroleum Corp. since 1971 and was Vice President of Getty Petroleum Corp. until June 18, 1992. He is also Chairman of the Board of Kimco Realty Corporation, a real estate investment trust, a director of Blue Ridge Real Estate/Big Boulder Corporation, a real estate management and land development firm, and a trustee of MassMutual Corporate Investors and MassMutual Participation Investors. Mr. Cooper has extensive experience in acquiring, developing, leasing and financing commercial real estate properties.

Management is not aware of any family relationships between any of the foregoing executive officers.

Item 11.  Executive Compensation

The Partnership has not paid and does not propose to pay any compensation or retirement benefits to the officers of the General Partner.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Name of                  Units Beneficially Owned            Percent
Beneficial Owner               December 31, 1996 (1)            of Class
-----------------------------------------------------------------------------
Leo Liebowitz            1,235,007 Units of general and
                         limited partnership interests (2)       19.00%

Milton Safenowitz        1,333,721 Units of general and
                         limited partnership interests (3)       20.52%

Milton Cooper            535,703 Units of general and
                         limited partnership interests (4)        8.24%

Directors and officers   3,104,431 Units of general and
  as a Group             limited partnership interests (5)       47.76%

(1) With the exception of Units owned by Leo Liebowitz, whose address is care of Getty Petroleum Corp., 125 Jericho Turnpike, Jericho, New York 11753, Milton Safenowitz, whose address is 7124 Queenferry Cr., Boca Raton, Florida 33496 and Milton Cooper, whose address is care of Kimco Realty Corporation, 333 New Hyde Park Road, New Hyde Park, New York 11042, Management knows of no other person owning of record or beneficially more than 5% of the outstanding Units.

(2) Includes 562,576 Units held as general partnership interests, 35,069 Units owned by the General Partner and 171,150 Units held by his wife. Excludes 512,535 Units held by his children, as to which Mr. Liebowitz disclaims beneficial ownership.

(3) Includes 657,174 Units held by The Milton Safenowitz Irrevocable Trust, of which Mr. Safenowitz is the beneficiary. Also includes 557,400 Units held as general partnership interests, 34,746 Units owned by the General Partner and 84,401 Units held by The Marilyn Safenowitz Irrevocable Trust, of which Mr. Safenowitz's wife is the beneficiary. Excludes 296,766 Units held by his children, as to which Mr. Safenowitz disclaims beneficial ownership.

(4) Includes 242,527 Units held as general partnership interests, 15,118 Units owned by the General Partner, 11,439 Units held by a Retirement Fund of which he is a beneficiary and 40,500 Units held by a charitable foundation of which he is the President. Excludes 127,630 Units held by his wife and 28,356 Units held by his children and grandchildren, as to which Mr. Cooper disclaims beneficial ownership.

(5) Includes 1,362,503 Units held as general partnership interests referred to in notes (2), (3) and (4) above.

Item 13.  Certain Relationships and Related Transactions

The Operating Partnership paid $670,000 to Getty Petroleum Corp. for management services and other expenses during the year ended December 31, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Power Test Investors Limited Partnership and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.
New York, New York
February 28, 1997

                  POWER TEST INVESTORS LIMITED PARTNERSHIP
                      (a New York limited partnership)
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 1996 and 1995

                                                1996                1995
-----------------------------------------------------------------------------
            ASSETS

Cash and equivalents (Note 2)                $1,867,103          $5,754,500

Net investment in direct financing
 leases (Notes 4 and 5)                       3,868,626           4,767,144

Fixed assets, at cost, net of
 accumulated depreciation                    29,495,473          29,913,036
 (Notes 3, 4 and 5)

Deferred charges, net of accumulated
 amortization of $2,586,513 and
 $2,492,569, respectivley                       372,653             432,564
                                            -----------         -----------
                                            $35,603,855         $40,867,244
                                            ===========         ===========


      LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities, primarily
 interest                                      $194,370            $277,453

Mortgages and note payable (Note 4)          29,509,054          35,456,493

Commitments and contingencies (Note 5)

Partners' capital,
 6,500,306 and 6,501,577 units of
 general and limited partnership
 interests outstanding, respectively
 (Notes 2 and 6)                              5,900,431           5,133,298
                                            -----------         -----------
                                            $35,603,855         $40,867,244
                                            ===========         ===========


                           See accompanying notes.

                    POWER TEST INVESTORS LIMITED PARTNERSHIP
                        (a New York limited partnership)
                       CONSOLIDATED STATEMENTS OF INCOME
              for the years ended December 31, 1996, 1995 and 1994

                                          1996           1995           1994
--------------------------------------------------------------------------------
Revenues (Note 5):

 Rental income                         $8,507,757     $8,826,750     $9,138,669

 Interest on direct
  financing leases                        829,995      1,031,447      1,177,423

 Other income                             889,203      3,533,222        772,158
                                       ----------     ----------     ----------
                                       10,226,955     13,391,419     11,088,250
                                       ==========     ==========     ==========


Expenses:

 Interest (Note 4)                      2,210,172      3,651,452      3,553,091

 General and administrative (Note 5)      861,599        934,658        708,482

 Depreciation and
  amortization                            860,498        924,029        906,428

 Income applicable to
  minority interest                        64,277         80,952         59,625
                                      -----------     ----------     ----------
                                        3,996,546      5,591,091      5,227,626
                                      -----------     ----------     ----------

Net income                             $6,230,409     $7,800,328     $5,860,624
                                       ==========     ==========     ==========
Net income per unit                          $.96          $1.20           $.90
                                       ==========     ==========     ==========
Distributions per unit                       $.84           $.74           $.74
                                       ==========     ==========     ==========
Weighted average units outstanding      6,500,820      6,509,712      6,510,975
                                       ==========     ==========     ==========

                            See accompanying notes.


                            POWER TEST INVESTORS LIMITED PARTNERSHIP
                                (A New York limited partnership)
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the years ended December 31, 1996, 1995 and 1994
                                                          1996           1995           1994
------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                             $6,230,409     $7,800,328     $5,860,624

Adjustments to reconcile net income to
  net cash provided by operating activities:

  Depreciation and amortization                           860,498        924,029        906,428

  Amortization of investment
    in direct financing leases                            845,469        728,785        617,939

  Gain on dispositions of properties                     (693,426)    (3,304,349)      (658,532)

  Minority interest                                        64,277         80,952         59,625

Changes in assets and liabilities:

  Increase in deferred charges                            (34,033)      (307,398)             -

  Increase (decrease) in accrued liabilities              (83,083)       (80,985)        22,649
                                                       ----------     ----------     ----------
  Net cash provided by operating activities             7,190,111      5,841,362      6,808,733
                                                       ----------     ----------     ----------

Cash flows from investing activities:

  Property acquisitions                                  (576,717)             -              -

  Proceeds from dispositions of properties                974,201      4,781,980      1,131,119
                                                       ----------     ----------     ----------
    Net cash provided by investing activities             397,484      4,781,980      1,131,119
                                                       ----------     ----------     ----------

Cash flows used in financing activities:

   Proceeds from borrowings                             1,500,000              -              -

   Repayment of debt                                   (7,447,439)    (2,452,395)    (2,531,595)

   Cash distributions                                  (5,517,385)    (4,867,343)    (4,868,150)

   Purchase of partnership units                          (10,168)       (72,785)             -
                                                       ----------     ----------     ----------
     Net cash used in financing activities            (11,474,992)    (7,392,523)    (7,399,745)
                                                       ----------     ----------     ----------
Net increase (decrease) in cash and equivalents        (3,887,397)     3,230,819        540,107

Cash and equivalents at beginning of year               5,754,500      2,523,681      1,983,574
                                                       ----------     ----------     ----------
Cash and equivalents at end of year (Note 2)           $1,867,103     $5,754,500     $2,523,681
                                                       ==========     ==========     ==========
Supplemental disclosure of cash flow information -
  Cash paid during the year for interest               $2,283,424     $3,718,824     $3,556,886


                          See accompanying notes.

                  POWER TEST INVESTORS LIMITED PARTNERSHIP
                      (a New York limited partnership)
                 NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization:

Power Test Investors Limited Partnership, a New York limited partnership ("Partnership"), was formed in January 1985 to invest in and become the limited partner in Power Test Realty Company Limited Partnership ("Operating Partnership"), also a New York limited partnership. The operations of the Operating Partnership principally consist of leasing to Getty Petroleum Corp. the marketing and distribution assets which were acquired on February 1, 1985 from Texaco Refining and Marketing Inc. Since the Operating Partnership has leased substantially all of its properties to Getty Petroleum Corp., the Operating Partnership's operating results and ability to fulfill its obligations are materially dependent on Getty Petroleum Corp.'s ability to make all required rental payments. Substantially all of the Operating Partnership assets are subleased by Getty Petroleum Corp. to Getty Petroleum Marketing Inc., which company was spun-off to the stockholders of Getty Petroleum Corp. on March 21, 1997. Therefore, the ability of Getty Petroleum Corp. to pay the rent due to the Operating Partnership is materially dependent on the ability of Getty Petroleum Marketing Inc. to pay the rent due to Getty Petroleum Corp. Getty Petroleum Corp. announced that on March 31, 1997 it will change its name to Getty Realty Corp.

CLS General Partnership Corp. ("General Partner") is the general partner of the Partnership and of the Operating Partnership. The three shareholders of the General Partner are the principal shareholders of Getty Petroleum Corp. The Limited Partners of the Partnership contributed approximately 79% of the capital of the Partnership and share pro rata with the General Partner (which initially contributed approximately 21% of the capital of the Partnership) in the financial and tax attributes of the Partnership. The Partnership contributed 99% of the capital of the Operating Partnership and shares pro rata with the General Partner (which contributed the remaining 1% of the capital of the Operating Partnership) in the financial and tax attributes of the Operating Partnership. In 1990 and 1991, the General Partner purchased 38,933 and 46,000 units, respectively, of limited partnership interests further increasing its ownership of the Partnership as of December 31, 1996 to approximately 22.3%.

2.  Summary of Significant Accounting Policies:

The consolidated financial statements include the accounts of the Partnership and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated.

The General Partner's share of the Operating Partnership's income for the periods ended December 31, 1996, 1995 and 1994 has been reflected as "Income applicable to minority interest" in the accompanying consolidated statements of income. As of December 31, 1996 and 1995, the General Partner's minority interest amounted to $52,908 and $45,229, respectively, which is included in "Partners' Capital" in the accompanying consolidated balance sheets (See Note
6).

                  POWER TEST INVESTORS LIMITED PARTNERSHIP
                      (a New York limited partnership)
            NOTES to CONSOLIDATED FINANCIAL STATEMENTS, continued

Condensed summarized financial information for the Operating Partnership as of December 31, 1996 and 1995 and for the years then ended is as follows:

                                                   1996             1995
     ------------------------------------------------------------------------
     Total assets (principally property
      leased to Getty Petroleum Corp.)         $35,375,554      $40,629,375
     Total liabilities (principally
      mortgages and note payable)               29,674,424       35,695,750
     Total revenues (leasing activities)         9,337,752        9,858,197
     Net income                                  6,424,182        8,090,814

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

Cash and Equivalents:

The Partnership considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Operating Partnership is required under the terms of its mortgage loan agreement to maintain cash balances or investments of at least $1,000,000 through December 31, 1998 and $500,000 thereafter.

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

3.  Fixed Assets:

Fixed assets consist of the following:

                                                                 Depreciable
                                     1996           1995         Life (Years)
-----------------------------------------------------------------------------
Land                             $26,242,649      $26,070,642
Buildings                         12,115,282       12,094,092          16
Machinery and equipment           10,542,603       10,464,261           6
Furniture and fixtures               263,848          263,848           6
                                 -----------     ------------
                                  49,164,382       48,892,843
Less, accumulated
 depreciation                    (19,668,909)     (18,979,807)
                                 -----------     ------------
                                 $29,495,473      $29,913,036
                                 ===========      ===========

4.  Mortgages and Note Payable:

Mortgages and note payable consist of the following:

                                     1996              1995
-----------------------------------------------------------------------------
Mortgage payable through
 November 1, 2000 (a)             $28,696,554      $31,759,998
Mortgage payable through
 January 1, 2000 (b)                        -        3,696,495
Note payable through
 January 1, 1998 (c)                  812,500                -
                                  -----------      -----------
                                  $29,509,054      $35,456,493
                                  ===========      ===========

                  POWER TEST INVESTORS LIMITED PARTNERSHIP
                      (a New York limited partnership)
            NOTES to CONSOLIDATED FINANCIAL STATEMENTS, continued

(a) On October 31, 1995, the Operating Partnership refinanced a mortgage loan which was originally payable through January 1, 1997. In connection with the refinancing, $279,000 was paid to terminate an interest rate swap agreement, which amount is included in "Interest Expense" in the accompanying consolidated statement of income for the year ended December 31, 1995. The refinanced loan bears interest at LIBOR plus 1.125% to 1.75% per annum, depending on the Funded Debt Ratio of Getty Petroleum Corp. (LIBOR plus 1.25% or 6.625% at December 31, 1996). Principal payments are $85,000 per month through December 1, 1999 and $175,000 per month thereafter through October 1, 2000. The balance of the loan of $23,886,554 is due on November 1, 2000. Additional principal payments are due upon disposition of properties collateralizing the loan. The mortgage is collateralized by substantially all of the Operating Partnership's properties. The terms of the mortgage loan agreement include certain restrictions which relate to, among other things, the maintenance of a minimum debt service ratio and the incurrence of additional indebtedness.

(b) Mortgage loan fully repaid on January 3, 1996.

(c) On January 3, 1996, the Operating Partnership entered into a $1,500,000 unsecured note agreement with a bank due January 1, 1998. The note bears interest at LIBOR plus 1.5 %. Principal payments are $62,500 per month through January 1, 1998.

Aggregate principal payments in subsequent years relating to the mortgage and note payable are as follows:


             1997                      $ 1,770,000
             1998                        1,082,500
             1999                        1,020,000
             2000                       25,636,554
                                       -----------
                                       $29,509,054
                                       ===========

5.  Leases and Related Party Transactions:

At December 31, 1996, the Operating Partnership owned 291 gasoline service station properties and five petroleum product distribution terminals ("Fee Properties"), marketing equipment and a leasehold interest in a petroleum distribution terminal ("Leased Property"). The Operating Partnership leases the Fee Properties to Getty Petroleum Corp. on a long-term net lease basis

                  POWER TEST INVESTORS LIMITED PARTNERSHIP
                      (a New York limited partnership)
            NOTES to CONSOLIDATED FINANCIAL STATEMENTS, continued

principally in the Northeastern and Middle Atlantic states. The Fee Property leases have an initial 15 year term expiring on January 31, 2000 and Getty Petroleum Corp. has the option, but is not obligated, to extend the leases for up to five consecutive extended terms of ten years each. The marketing equipment lease had an initial term of ten years which expired on January 31, 1995. Such lease was renewed through December 31, 1998 for a rental of $59,271 per annum. The Leased Property was subleased to Getty Petroleum Corp. through December 14, 1995 and thereafter to an unrelated third party.

Future minimum rentals due to the Operating Partnership under operating and direct financing leases as of December 31, 1996 are as follows:


                                                    Direct
                                   Operating      Financing
Years ending December 31,            Leases        Leases          Total
-----------------------------------------------------------------------------
1997                              $ 8,632,857    $1,667,880     $10,300,737
1998                                8,632,857     1,667,880      10,300,737
1999                                8,410,233     1,667,880      10,078,113
2000                                  694,046       138,990         833,036
                                  -----------    ----------     -----------
                                  $26,369,993    $5,142,630     $31,512,623
                                  ===========    ==========     ===========

The components of the net investment in direct financing leases as of December 31, 1996 and 1995 are as follows:

                                               1996                1995
-----------------------------------------------------------------------------
Minimum lease payments receivable           $5,142,630         $6,903,414
Less, unearned income                       (1,274,004)        (2,136,270)
                                            ----------       ------------
                                            $3,868,626         $4,767,144
                                            ==========         ==========

                  POWER TEST INVESTORS LIMITED PARTNERSHIP
                      (a New York limited partnership)
            NOTES to CONSOLIDATED FINANCIAL STATEMENTS, continued


The net investment in direct financing leases as of December 31, 1996 and 1995 is comprised of the following:

                                                1996               1995
-----------------------------------------------------------------------------
Land                                       $    34,930         $   34,930
Buildings                                    5,375,073          5,421,335
Equipment                                    2,844,229          2,896,409
                                           -----------         ----------
                                             8,254,232          8,352,674
Less, amortization of investment
 in direct financing leases                 (4,385,606)        (3,585,530)
                                            ----------         ----------
                                            $3,868,626         $4,767,144
                                            ==========         ==========

During the periods ended December 31, 1996, 1995 and 1994, the Operating Partnership paid $670,000, $646,000 and $622,000, respectively, to Getty Petroleum Corp. for management services and other expenses.

During 1996, the Operating Partnership sold three service stations to Getty Petroleum Corp. for an aggregate amount of $927,784 or eleven times the aggregate annual rentals of $84,344, which resulted in a gain of $657,570 to the Partnership. In addition, during 1996, three service station properties were subject to partial condemnations which resulted in the taking of certain of the land. The condemnations resulted in a gain to the Partnership of $35,856. During 1995, the Operating Partnership sold fourteen service stations to Getty Petroleum Corp. for an aggregate amount of $4,591,114 or eleven times the aggregate annual rentals of $417,374, which resulted in a gain of $3,128,372 to the Partnership. In addition, the New Haven terminal and a service station property were subject to partial condemnations during 1995 resulting in the taking of certain of the land. The condemnations resulted in a gain to the Partnership of $175,977. During 1994, the Operating Partnership sold five service stations to Getty Petroleum Corp. for an aggregate amount of $1,131,119 or eleven times the aggregate annual rentals of $102,829, which resulted in a gain of $658,532 to the Partnership.

Sales proceeds from dispositions of properties amounted to eleven times annual rentals in accordance with the terms of the lease agreement with Getty Petroleum Corp. The condemnation awards were allocated to the Operating Partnership and Getty in accordance with the formula set forth in the lease. The gains resulting from the dispositions of properties have been reflected in "Other income" in the accompanying consolidated statements of income.

The petroleum products industry is subject to numerous existing federal, state and local laws and regulations relating to the protection of the environment. Under the terms of the lease agreement, Getty Petroleum Corp. is responsible for all environmental liabilities and obligations. In this regard, the Partnership believes that the likelihood it would incur any environmental costs material to its financial statements is remote. Accordingly, no accruals have been included in the consolidated financial statements for environmental matters.

                  POWER TEST INVESTORS LIMITED PARTNERSHIP
                      (a New York limited partnership)
            NOTES to CONSOLIDATED FINANCIAL STATEMENTS, continued


6.  Partners' Capital:

                                                                      Total
                                      General        Limited        Partners'
                                    Partner (a)   Partners (b)       Capital
-----------------------------------------------------------------------------
Balance, December 31, 1993          $  173,396     $  966,651     $1,140,047

Partnership net expenses                (8,679)       (30,359)       (39,038)

Partnership's share of Operating
 Partnership's net income            1,311,537      4,588,125      5,899,662

Distributions to unitholders        (1,071,103)    (3,747,019)    (4,818,122)

Income applicable to minority
 interest in excess of
 distributions                           9,597              -          9,597
                                    ----------     ----------     ----------
Balance, December 31, 1994             414,748      1,777,398      2,192,146

Partnership net expenses               (46,590)      (162,944)      (209,534)

Partnership's share of Operating
 Partnership's net income            1,780,995      6,228,867      8,009,862

Distributions to unitholders        (1,071,103)    (3,746,212)    (4,817,315)

Purchase of partnership units                -        (72,785)       (72,785)

Income applicable to minority
 interest in excess of
 distributions                          30,924              -         30,924
                                    ----------     ----------     ----------
Balance, December 31, 1995           1,108,974      4,024,324      5,133,298

Partnership net expenses               (28,833)      (100,663)      (129,496)

Partnership's share of Operating
 Partnership's net income            1,416,061      4,943,844      6,359,905

Distributions to unitholders        (1,215,846)    (4,244,941)    (5,460,787)

Purchase of partnership units                -        (10,168)       (10,168)

Income applicable to minority
 interest in excess of
 distributions                           7,679              -          7,679
                                    ----------     ----------     ----------
Balance, December 31, 1996          $1,288,035     $4,612,396     $5,900,431
                                    ==========     ==========     ==========

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

On November 9, 1995, the Partnership announced that it may purchase in the market from time to time through March 15, 1996 up to 150,000 of its units at prices not to exceed $8.00 per unit. In June 1995, the Partnership had previously offered to purchase units for $7.50 per unit. Through December 31, 1996, the Partnership purchased 10,669 units at an aggregate cost of $82,953.


7.  Income Taxes:

The accompanying consolidated statements of income do not reflect a provision for income taxes as the income of the Partnership is not subject to federal income taxes at the partnership level but is includable in the individual tax returns of the partners.

Net income for financial statement purposes of $6,230,409, $7,800,328 and $5,860,624 for the years ended December 31, 1996, 1995 and 1994, respectively, differs from the taxable income of $6,899,717, $8,532,948 and $6,418,813 reported by the Partnership on its tax return for the same respective periods, principally due to differences in the method of computing depreciation and amortization expense and the recognition of rental income.

                  POWER TEST INVESTORS LIMITED PARTNERSHIP
                      (a New York limited partnership)
           Schedule III - REAL ESTATE and ACCUMULATED DEPRECIATION
                           as of December 31, 1996

                                        Property Under
                                ---------------------------
                                                   Direct
                                  Operating       Financing
                                   Leases         Leases           Total
-----------------------------------------------------------------------------
Initial cost to Operating
 Partnership (a):

 Land                           $30,960,758    $    38,000     $30,998,758
 Buildings                       14,072,669      6,348,784      20,421,453
 Equipment                       13,680,238      3,379,513      17,059,751
                                -----------    -----------     -----------
Total initial cost               58,713,665      9,766,297      68,479,962

 Acquisition costs
  capitalized (b)                   680,976        113,259         794,235
 Debt discount allocated         (5,530,964)      (919,910)     (6,450,874)
                                -----------    -----------     -----------
Net initial cost (a)             53,863,677      8,959,646      62,823,323
 Acquisitions                       576,717             -          576,717
 Retirements or sales            (5,276,012)      (705,414)     (5,981,426)
                                -----------    -----------     -----------
Gross assets at December
 31, 1996 (c) (d) (e)            49,164,382      8,254,232      57,418,614
Accumulated depreciation (f)    (19,668,909)             -     (19,668,909)
Amortization of investment in
 direct financing leases                  -     (4,385,606)     (4,385,606)
                                -----------    -----------     -----------
Net assets                      $29,495,473    $ 3,868,626     $33,364,099
                                ===========    ===========     ===========

(a) Acquired on February 1, 1985.

(b) Acquisition costs include legal fees, appraisal fees, title costs and other related professional fees.

(c) See Notes 3 and 5 of Notes to Consolidated Financial Statements.

(d) As of December 31, 1996, the Operating Partnership owned 291 gasoline service station properties located in Connecticut (25), Delaware (11), Maine (6), Maryland (3), Massachusetts (41), New Hampshire (7), New Jersey (84), New York (55), Pennsylvania (49), Rhode Island (9) and Vermont (1) and five petroleum distribution terminals located in Connecticut, New Jersey, New York (2) and Rhode Island.

(e) The aggregate cost of real estate for Federal income tax purposes is $57,664,837.

(f) Buildings are depreciated over 16 years. See Notes 2 and 3 of Notes to Consolidated Financial Statements.

                  POWER TEST INVESTORS LIMITED PARTNERSHIP
                      (a New York limited partnership)
           Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           as of December 31, 1996



                                        Property Under
                                ----------------------------
                                                   Direct
                                  Operating       Financing
                                    Leases         Leases          Total
-----------------------------------------------------------------------------
Balance at December 31, 1993    $50,863,441    $ 8,937,811     $59,801,252

 Retirements or sales              (436,185)      (160,558)       (596,743)
                                -----------    -----------     -----------
Balance at December 31, 1994     50,427,256      8,777,253      59,204,509

 Retirements or sales            (1,534,413)      (424,579)     (1,958,992)
                                -----------    -----------     -----------
Balance at December 31, 1995     48,892,843      8,352,674      57,245,517

 Acquisitions                       576,717              -         576,717
 Retirements or sales              (305,178)       (98,442)       (403,620)
                                -----------    -----------     -----------
Balance at December 31, 1996    $49,164,382    $ 8,254,232     $57,418,614
                                ===========    ===========     ===========


                                Accumulated    Accumulated
                               Depreciation    Amortization
                                      of         of Direct
                                  Operating      Financing
                                   Leases         Leases          Total
-----------------------------------------------------------------------------
Balance at December 31, 1993    $17,827,154    $ 2,461,536     $20,288,690

 Additions                          771,404        617,939       1,389,343
 Retirements or sales               (74,688)       (49,468)       (124,156)
                                -----------    -----------     -----------
Balance at December 31, 1994     18,523,870      3,030,007      21,553,877

 Additions                          764,036        728,785       1,492,821
 Retirements or sales              (308,099)      (173,262)       (481,361)
                                -----------    -----------     -----------
Balance at December 31, 1995     18,979,807      3,585,530      22,565,337

 Additions                          766,554        845,469       1,612,023
 Retirements or sales               (77,452)       (45,393)       (122,845)
                                -----------    -----------     -----------
Balance at December 31, 1996    $19,668,909     $4,385,606     $24,054,515
                                ===========    ===========     ===========

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

                                                            Page
                                                            ----
(a) (1)  Financial Statements:

Report of Independent Accountants                            12

Consolidated Financial Statements:
 Balance Sheets - December 31, 1996 and 1995                 13

 Statements of Income - for the years ended
  December 31, 1996, 1995 and 1994                           14

 Statements of Cash Flows - for the years
  ended December 31, 1996, 1995 and 1994                     15

 Notes to Consolidated Financial Statements                16 - 23

(a) (2)  Schedule:

 III - Real Estate and Accumulated Depreciation
  as of December 31, 1996                                  24 - 25

All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements and notes thereto.

(a) (3)  Exhibits:

 Designation
of Exhibit in
 this Annual
 Report on
 Form 10-K                  Description of Exhibit
------------   ----------------------------------------------------------
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


                    Power Test Investors Limited Partnership
                    -------------------------------------------
                                  (Registrant)



                    By  /s/ Leo Liebowitz
                        ------------------------------
                        Leo Liebowitz, President, Treasurer and a Director of
                          CLS General Partnership Corp., the General Partner (Principal Financial and Accounting Officer)

                    Date  March 25, 1997
                          ----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.



                    By  /s/ Milton Safenowitz
                        ---------------------------
                        Milton Safenowitz, Executive Vice President, Assistant
                          Secretary and a Director of CLS General Partnership Corp., the General Partner

                    Date  March 25, 1997
                          ---------------


                    By  /s/ Milton Cooper
                        ---------------------------
                        Milton Cooper, Secretary, Assistant Treasurer and
                           a Director of CLS General Partnership Corp.,
                           the General Partner

                    Date  March 25, 1997
                          ----------------

                                 EXHIBIT INDEX

                    Power Test Investors Limited Partnership

        Annual Report on Form 10-K for the year ended December 31, 1996

                                                          Begins on
Exhibit No.          Description                      Sequential Page No.
-----------------------------------------------------------------------------------------------
3.1            Articles of Incorporation of       Incorporated by reference to Exhibit
               CLS General Partnership Corp.      3.1 of the Exhibits filed with the
                                                  Registrant's Registration Statement on
                                                  Form S-11 (Registration No. 2-97195).

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

10.7           Asset Purchase Agreement           Filed as Exhibit 2(a) to Getty Petroleum
               between Getty Petroleum Corp.      Corp.'s (formerly Power Test Corp.) Current
               (formerly Power Test Corp.)        Report on Form 8-K dated February 19, 1985
               and Texaco Inc., Getty Oil         (Commission File No. 0-6386) and
               Company, and Getty Refining        incorporated herein by reference.
               and Marketing Company,
               dated December 21, 1984.

10.8           Form of Real Property Leases       Filed as Exhibit 2(e) to Getty Petroleum
               between Power Test Realty          Corp.'s (formerly Power Test Corp.) Current
               Company Limited Partnership,       Report on Form 8-K dated February 19, 1985
               as Lessor, and Getty Petroleum     (Commission File No. 0-6386) and
               Corp. (formerly Power Test         incorporated herein by reference.
               Corp.) (either directly or
               indirectly through a wholly-
               owned subsidiary), as Lessee,
               each dated February 1, 1985.

10.9           Rolling Stock Lease between        Filed as Exhibit 2(f) to Getty Petroleum
               Power Test Realty Company          Corp.'s (formerly Power Test Corp.) Current
               Limited Partnership, as            Report on Form 8-K dated February 19, 1985
               Lessor, and Power Test             (Commission File No. 0-6386) and
               Petro Corp. (a wholly-             incorporated herein by reference.
               owned subsidiary of Getty
               Petroleum Corp.), as Lessee,
               dated February 1, 1985.

10.10          Equipment Lease between Power      Filed as Exhibit 2(g) to Getty Petroleum
               Test Realty Company Limited        Corp.'s (formerly Power Test Corp.) Current
               Partnership, as Lessor, and        Report on Form 8-K dated February 19, 1985
               Getty Petroleum Corp. (formerly    (Commission File No. 0-6386) and
               Power Test Corp.) as Lessee,       incorporated herein by reference.
               dated February 1, 1985.

10.11          Guaranty of Getty Petroleum        Incorporated by reference to Exhibit 10.11
               Corp. (formerly Power Test         of the Exhibits filed with the Registrant's
               Corp.) of lease obligations        Registration Statement on Form S-11
               of Getty Terminals Corp.           (Registration No. 2-97195).
               (formerly Clay Oil Terminals
               Inc.), as lessee, to Power
               Test Realty Company Limited
               Partnership, as lessor.

10.12          Guaranty of Getty Petroleum        Incorporated by reference to Exhibit 10.12
               Corp. (formerly Power Test         of the Exhibits filed with the Registrant's
               Corp.) of lease obligations        Registration Statement on Form S-11
               of Power Test Petro Corp.,         (Registration No. 2-97195).
               as lessee, to Power Test
               Realty Company Limited
               Partnership, as lessor.

10.14          Easement and ECRA Agreement        Incorporated by reference to Exhibit 10.14
               among Texaco Refining and          of the Exhibits filed with the Registrant's
               Marketing Inc., Texaco Inc.,       Registration Statement on Form S-11
               Power Test Realty Company          (Registration No. 2-97195).
               Limited Partnership and Getty
               Petroleum Corp. (formerly
               Power Test Corp.), dated
               February 1, 1985.

10.20          Loan Agreement between Power       Incorporated by reference to Exhibit 10.20
               Test Realty Company Limited        of the Exhibits filed with the Registrant's
               Partnership and Bank of New        Annual Report on Form 10-K for the fiscal
               England, N.A. dated as of          year ended December 31, 1986 (Commission
               December 10, 1986.                 File No. 0-14557).

10.21          Hazardous Waste and PMPA           Incorporated by reference to Exhibit 10.21
               Indemnification Agreement          of the Exhibits filed with the Registrant's
               dated as of December 10,           Annual Report on Form 10-K for the fiscal
               1986 among Getty Petroleum         year ended December 31, 1986 (Commission
               Corp., Power Test Realty           File No. 0-14557).
               Company Limited Partnership
               and Bank of New England, N.A.

10.22          Mortgage Rider attached to         Incorporated by reference to Exhibit 10.22
               all Forms of Mortgages dated       of the Exhibits filed with the Registrant's
               December 10, 1986 between          Annual Report on Form 10-K for the fiscal
               Power Test Realty Company          year ended December 31, 1986 (Commission
               Limited Partnership (the           File No. 0-14557).
               "Mortgagor") and Bank of
               New England, N.A. (the
               "Mortgagee"), filed in all
               the various states, none of
               which contain provisions of
               substance.

10.26          Amendment No. 1 dated              Incorporated by reference to Exhibit 10.26
               November 30, 1989 to Loan          of the Exhibits filed with the Registrant's
               Agreement between Power            Annual Report on Form 10-K for the fiscal
               Test Realty Company Limited        year ended December 31, 1989 (Commission
               Partnership and Bank of New        File No. 0-14557).
               England, N.A. dated December
               10, 1986.

10.27          Amended and Restated Loan          Incorporated by reference to Exhibit 10.27
               Agreement dated as of              of the Exhibits filed with the Registrant's
               October 31, 1995 between           Annual Report on Form 10-K for the fiscal
               Power Test Realty Company          year ended December 31, 1995 (Commission
               Limited Partnership and            File No. 0-14557).
               Fleet Bank of Massachusetts,
               N.A., as successor to Bank
               of New England, N.A.

10.28          Note Agreement dated as of         Incorporated by reference to Exhibit 10.28
               January 3, 1996 between            of the Exhibits filed with the Registrant's
               Power Test Realty Company          Annual Report on Form 10-K for the fiscal
               Limited Partnership and            year ended December 31, 1995 (Commission
               Chemical Bank.                     File No. 0-14557).


27             Financial Data Schedule.                       35