Form 10-Q
period 1997-03-31
POWER TEST INVESTORS LTD PARTNERSHIP
filed 1997-05-15
CIK 766748

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended March 31, 1997                Commission file number 0-14557
                  --------------                                       -------


                    POWER TEST INVESTORS LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                                   11-2717079
-------------------------------                                ----------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)


125 Jericho Turnpike, Jericho, New York                                    11753
---------------------------------------                                  -------
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

Registrant has 6,500,306 units of general and limited partnership interests outstanding as of March 31, 1997.

                    POWER TEST INVESTORS LIMITED PARTNERSHIP

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                Page Number
------------------------------                                                -----------
Item 1.  Consolidated Financial Statements:

      Balance Sheets - March 31, 1997 and December 31, 1996                        1

      Statements of Income - three months ended
        March 31, 1997 and 1996                                                    2

      Statements of Cash Flows - three months ended
        March 31, 1997 and 1996                                                    3

      Notes to Consolidated Financial Statements                                 4 - 5

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                             6

PART II.  OTHER INFORMATION
          -----------------
Item 6.  Exhibits and Reports on Form 8-K                                          7

Signatures                                                                         7

                    POWER TEST INVESTORS LIMITED PARTNERSHIP
                        (a New York limited partnership)
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996


                                                          March 31,         December 31,
                                                            1997               1996
                                                         -----------        -----------
                                                         (unaudited)
                            ASSETS

Cash and equivalents                                     $ 2,080,663        $ 1,867,103
Net investment in direct financing leases                  3,631,851          3,868,626
Fixed assets, at cost, net of accumulated
 depreciation of $19,860,708 and $19,668,909,
 respectively                                             29,303,674         29,495,473
Deferred charges, net of accumulated amortization
 of $2,611,404 and $2,586,513, respectively                  347,762            372,653
                                                         -----------        -----------

                                                         $35,363,950        $35,603,855
                                                         ===========        ===========


                LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities, primarily interest                  $   173,213        $   194,370
Mortgage and note payable                                 29,066,554         29,509,054
Partners' capital, 6,500,306 units
 of general and limited partnership interests
 outstanding                                               6,124,183          5,900,431
                                                         -----------        -----------

                                                         $35,363,950        $35,603,855
                                                         ===========        ===========




                             See accompanying notes.

                    POWER TEST INVESTORS LIMITED PARTNERSHIP
                        (a New York limited partnership)
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three months ended March 31, 1997 and 1996
                                   (unaudited)

                                                   1997              1996
                                                ----------        ----------
Revenues:
  Rental income                                 $2,122,215        $2,134,956
  Interest on direct financing leases              180,195           224,710
  Other income                                      29,131           306,300
                                                ----------        ----------

                                                 2,331,541         2,665,966
                                                ----------        ----------

Expenses:
  Interest                                         495,420           572,254
  General and administrative                       180,614           182,671
  Depreciation and amortization                    216,690           213,966
  Income applicable to minority interest            14,464            17,057
                                                ----------        ----------

                                                   907,188           985,948
                                                ----------        ----------

Net income                                      $1,424,353        $1,680,018
                                                ==========        ==========

Net income per unit                             $      .22        $      .26
                                                ==========        ==========

Distributions per unit                          $     .185        $     .185
                                                ==========        ==========

Weighted average units outstanding               6,500,306         6,501,233
                                                ==========        ==========


                             See accompanying notes.

                    POWER TEST INVESTORS LIMITED PARTNERSHIP
                        (a New York limited partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1997 and 1996
                                   (unaudited)


                                                              1997                1996
                                                          -----------         -----------
Cash flows from operating activities:
Net income                                                $ 1,424,353         $ 1,680,018
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                216,690             213,966
 Amortization of investment in direct
  financing leases                                            236,775             197,948
 Gain on dispositions of properties                                 -            (257,244)
 Minority interest                                             14,464              17,057
Changes in assets and liabilities:
 Decrease in accrued liabilities                              (21,157)            (66,316)
                                                          -----------         -----------
     Net cash provided by operating activities              1,871,125           1,785,429
                                                          -----------         -----------

Cash flows from investing activities:
 Property acquisitions                                              -            (325,352)
 Proceeds from dispositions of properties                           -             364,634
                                                          -----------         -----------
     Net cash provided by investing activities                      -              39,282
                                                          -----------         -----------

Cash flows used in financing activities:
 Proceeds from borrowings                                           -           1,500,000
 Repayment of debt                                           (442,500)         (4,076,495)
 Cash distributions                                        (1,215,065)         (1,215,234)
 Purchase of partnership units                                      -              (4,112)
                                                          -----------         -----------
     Net cash used in financing activities                 (1,657,565)         (3,795,841)
                                                          -----------         -----------

Net increase (decrease) in cash and equivalents               213,560          (1,971,130)
Cash and equivalents at beginning of period                 1,867,103           5,754,500
                                                          -----------         -----------
Cash and equivalents at end of period                     $ 2,080,663         $ 3,783,370
                                                          ===========         ===========

Supplemental disclosure of cash flow information -
 Cash paid during the period for interest                 $   504,078         $   621,383



                             See accompanying notes.

                    POWER TEST INVESTORS LIMITED PARTNERSHIP
                        (a New York limited partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)

1. Basis of Presentation:

The accompanying consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and related notes which appear in Power Test Investors Limited Partnership's ("Partnership") Annual Report on Form 10-K for the year ended December 31, 1996.

2. Organization:

The Partnership is a New York limited partnership which was formed in January 1985 to invest in and become the limited partner in Power Test Realty Company Limited Partnership ("Operating Partnership"), also a New York limited partnership. The Operating Partnership was formed to acquire, own, lease and sell or dispose of certain of the assets ("Assets") formerly used in the petroleum marketing operations of Getty Oil Company and Getty Refining and Marketing Company located in the Northeastern and Mid-Atlantic states. The Operating Partnership has leased to Getty Realty Corp., formerly known as Getty Petroleum Corp., ("Getty") the Assets which were acquired on February 1, 1985. The leases are principally for initial periods of fifteen years expiring January 31, 2000 (subject to five ten-year renewal periods through 2050) and provide for aggregate annual rental payments of approximately $10,301,000 as of March 31, 1997. The general partner of the Partnership and the Operating Partnership is CLS General Partnership Corp. ("General Partner").

The limited partners of the Partnership contributed approximately 79% of the capital of the Partnership and share pro rata with the General Partner (which contributed approximately 21% of the capital of the Partnership) in the financial and tax attributes of the Partnership. The Partnership contributed 99% of the capital of the Operating Partnership and shares pro rata with the General Partner (which contributed the remaining 1% of the capital of the Operating Partnership) in the financial and tax attributes of the Operating Partnership. In 1990 and 1991, the General Partner purchased 38,933 and 46,000 units of limited partnership interests, respectively, further increasing its ownership of the Partnership as of March 31, 1997 to approximately 22.3%.

3. Consolidation:

The consolidated financial statements include the accounts of the Partnership and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated. The General Partner's share of the Operating Partnership's income for the three months ended March 31, 1997 and 1996 has been reflected as "Income applicable to minority interest" in the accompanying consolidated statements of income.

4. Cash and Equivalents:

As of March 31, 1997, $355,000 of cash is restricted, under the terms of its mortgage loan agreement, for the acquisition of additional properties or the repayment of debt. In addition, the Operating Partnership is required to maintain cash balances or other investments of at least $1,000,000 through December 31, 1998 and $500,000 thereafter.

5.  Partners' Capital:

                                                                                        Total
                                                General             Limited            Partners'
                                                Partner             Partners            Capital
                                               ---------           ----------         -----------
Balance, December 31, 1996                    $ 1,288,035         $ 4,612,396         $ 5,900,431

Net income for the three months
 ended March 31, 1997                             317,164           1,107,189           1,424,353

Distributions to unitholders                     (280,283)           (934,782)         (1,215,065)

Income applicable to minority interest             14,464                   -              14,464
                                              -----------         -----------         -----------

Balance, March 31, 1997                       $ 1,339,380         $ 4,784,803         $ 6,124,183
                                              ===========         ===========         ===========

As of March 31, 1997 and December 31, 1996, the General Partner's minority interest amounted to $54,865 and $52,908, respectively, which is included in "Total Partners' Capital".

6. Dispositions of Properties:

In accordance with the terms of the lease, the Operating Partnership sold a service station property to Getty during the first quarter of 1996 for eleven times the annual rental, resulting in a net gain of $242,539 to the Partnership. In addition, during the quarter ended March 31, 1996, a service station property was subject to a partial condemnation which resulted in the taking of certain of the land. The condemnation resulted in a net gain to the Partnership of $14,705. The net gains resulting from the aforementioned dispositions have been reflected in "Other income" in the accompanying consolidated statements of income.

7. Subsequent Event:

In April 1997, the Operating Partnership amended its mortgage loan agreement with its lender because of the affect that the March 1997 spin-off of Getty's marketing business and assets to its stockholders will have on the Funded Debt Ratio of Getty and, therefore, on the interest rate applicable to the loan. The loan agreement amendment will result in an incremental interest cost of approximately $25,000 during the remainder of 1997, which amount will be more that offset by reductions in interest costs in subsequent years as a result of the amendment. In April 1997, the Operating Partnership also incurred a one-time bank amendment fee of approximately $35,000 relating to the mortgage loan agreement.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The Partnership was formed to invest in and become the limited partner in the Operating Partnership. The operations of the Operating Partnership consist of leasing to Getty properties which were acquired by the Operating Partnership on February 1, 1985. The leases are principally for initial periods of fifteen years expiring January 31, 2000 (subject to five ten-year renewal periods through 2050) and provide for aggregate annual rental payments of approximately $10,301,000 as of March 31, 1997.

The decrease in rental income for the three months ended March 31, 1997 as compared to the prior year period is due to the sale of certain properties, net of properties acquired.

The decrease in other income for the three months ended March 31, 1997 as compared to the prior year period is principally due to $257,000 of gains on dispositions of properties realized during the prior year period. Other income also includes interest income earned on investments for each of the respective periods.

The decrease in interest expense for the three months ended March 31, 1997 as compared to the 1996 period was principally due to lower interest rates and debt outstanding.

As of March 31, 1997, cash and equivalents amounted to $2,081,000, of which $1,355,000 was restricted under the terms of the mortgage loan. Restricted funds of $355,000 may be used to acquire additional properties or to reduce the outstanding loan balance and the Operating Partnership is required to maintain cash balances or other investments of at least $1,000,000 through December 31, 1998 and $500,000 thereafter.

During the quarter ended March 31, 1996, the Operating Partnership acquired a service station property in New Jersey, and certain land adjacent to an existing service station property in Massachusetts, for a total of $325,000. The Operating Partnership entered into lease agreements with Getty for these locations at fair market rentals.

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

The Partnership has made quarterly cash distributions to its unitholders since 1987. On June 2, 1997, a cash distribution of 18.5 cents per unit will be paid to unitholders of record on May 1, 1997.

PART II.  OTHER INFORMATION
---------------------------
Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits:

             Designation of Exhibit
            in this Quarterly Report
                  on Form 10-Q                       Description of Exhibit
                  ------------                       ----------------------

                      10.29                          First Amendment to the Amended and
                                                     Restated Loan Agreement dated as of
                                                     April 18, 1997 between Power Test
                                                     Realty Company Limited Partnership and
                                                     Fleet National Bank (successor in interest
                                                     to Fleet Bank of Massachusetts, N.A.)

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


                            POWER TEST INVESTORS LIMITED PARTNERSHIP
                            ----------------------------------------
                                     (Registrant)


                            By:  /s/ Leo Liebowitz
                                 -----------------------------------------------
                                   Leo Liebowitz, President, Treasurer and a
                                    Director of CLS General Partnership Corp.,
                                    the General Partner (Principal Financial
                                    and Accounting Officer)



Dated:  May 14, 1997