Form 10-Q
period 1997-06-30
POWER TEST INVESTORS LTD PARTNERSHIP
filed 1997-08-14
CIK 766748

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended June 30, 1997                  Commission file number 0-14557


                  POWER TEST INVESTORS LIMITED PARTNERSHIP
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW YORK                                          11-2717079
    -------------------------------                    -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


    125 Jericho Turnpike, Jericho, New York                 11753
    ----------------------------------------                -----
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

Registrant has 6,500,306 units of general and limited partnership interests outstanding as of June 30, 1997.


--------------------------------------------------------------------------------

                    POWER TEST INVESTORS LIMITED PARTNERSHIP

                                     INDEX

PART I.  FINANCIAL INFORMATION                                      Page Number
------------------------------                                      -----------
Item 1.  Consolidated Financial Statements:

      Balance Sheets - June 30, 1997 and December 31, 1996                1

      Statements of Income - three and six months ended
       June 30, 1997 and 1996                                             2

      Statements of Cash Flows - six months ended
       June 30, 1997 and 1996                                             3

      Notes to Consolidated Financial Statements                        4 - 6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       7

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                 8

Signatures                                                                8

                   POWER TEST INVESTORS LIMITED PARTNERSHIP
                       (a New York limited partnership)
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1997 and December 31, 1996


                                                             June 30,      December 31,
                                                               1997            1996
                                                               ----            ----
                                                          (unaudited)
                             ASSETS
Cash and equivalents                                        $2,176,558    $1,867,103
Net investment in direct financing leases                    3,383,640     3,868,626
Fixed assets, at cost, net of accumulated depreciation
 of $20,052,507 and $19,668,909, respectively               29,111,875    29,495,473
Deferred charges, net of accumulated amortization
 of $2,637,983 and $2,586,513, respectively                    356,629       372,653
                                                           -----------   -----------
                                                           $35,028,702   $35,603,855
                                                           ===========   ===========


              LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities, primarily interest                       $202,681      $194,370
Mortgage and note payable                                   28,624,054    29,509,054
Partners' capital, 6,500,306 units
 of general and limited partnership interests
 outstanding                                                 6,201,967     5,900,431
                                                           -----------   -----------
                                                           $35,028,702   $35,603,855
                                                           ===========   ===========

                           See accompanying notes.

                POWER TEST INVESTORS LIMITED PARTNERSHIP
                    (a New York limited partnership)
                    CONSOLIDATED STATEMENTS OF INCOME
                             (unaudited)



                                    Three months ended June 30,      Six months ended June 30,
                                        1997         1996              1997         1996
                                        ----         ----              ----         ----
Revenues:
 Rental income                         $2,122,216   $2,130,295        $4,244,431   $4,265,251
 Interest on direct
  financing leases                        168,759      212,673           348,954      437,383
 Other income                              34,383      492,402            63,514      798,702
                                       ----------   ----------        ----------   -----------
                                        2,325,358    2,835,370         4,656,899    5,501,336
                                       ----------   ----------        ----------   -----------

Expenses:
 Interest                                 535,766      559,098         1,031,186    1,131,352
 General and administrative               278,365      226,689           458,979      409,360
 Depreciation and
  amortization                            218,378      214,284           435,068      428,250
 Income applicable to
  minority interest                        13,594       18,624            28,058       35,681
                                       ----------   ----------        ----------   -----------
                                        1,046,103    1,018,695         1,953,291    2,004,643
                                       ----------   ----------        ----------   -----------

Net income                             $1,279,255   $1,816,675        $2,703,608   $3,496,693
                                       ==========   ==========        ==========   ==========
Net income per unit                          $.20         $.28              $.42         $.54
                                       ==========   ==========        ==========   ==========
Distributions per unit                      $.185        $.285              $.37         $.47
                                       ==========   ==========        ==========   ==========

Weighted average units outstanding      6,500,306    6,501,063         6,500,306    6,501,148
                                       ==========   ==========        ==========   ==========


                           See sccompanying notes.

                       POWER TEST INVESTORS LIMITED PARTNERSHIP
                            (A New York limited partnership)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Six months ended June 30, 1997 and 1996
                                      (unaudited)


                                                               1997             1996
                                                               ----             -----
       Cash flows from operating activities:
       Net income                                            $2,703,608      $3,496,693
       Adjustments to reconcile net income to
         net cash provided by operating activities:
         Depreciation and amortization                          435,068         428,250
         Amortization of investment
          in direct financing leases                            484,986         404,141
         Gain on dispositions of properties                         -          (693,426)
         Minority interest                                       28,058          35,681
       Changes in assets and liabilities:
         Increase in deferred charges                           (35,446)         (5,720)
         Increase (decrease) in accrued liabilities               8,311         (59,335)
                                                             ----------      ----------
            Net cash provided by operating activities         3,624,585       3,606,284
                                                             ----------      ----------
       Cash flows from investing activities:
        Property acquisitions                                        -         (325,352)
        Proceeds from dispositions of properties                     -          974,201
                                                             ----------      ----------
            Net cash provided by investing activities                -          648,849
                                                             ----------      ----------
       Cash flows used in financing activities:
        Proceeds from borrowings                                     -        1,500,000
        Repayment of debt                                      (885,000)     (4,590,018)
        Cash distributions                                   (2,430,130)     (3,087,116)
        Purchase of partnership units                                -           (4,112)
                                                             ----------      ----------
            Net cash used in financing activities            (3,315,130)     (6,181,246)
                                                             ----------      ----------
       Net increase (decrease) in cash and equivalents          309,455      (1,926,113)
       Cash and equivalents at beginning of period            1,867,103       5,754,500
                                                             ----------      ----------
       Cash and equivalents at end of period                 $2,176,558      $3,828,387
                                                             ==========      ==========
       Supplemental disclosure of cash flow information-
          Cash paid during the period for interest           $1,008,781      $1,199,505


                           See accompanying notes.

                  POWER TEST INVESTORS LIMITED PARTNERSHIP
                        (a New York limited partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (unaudited)

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

2.  Organization:

The Partnership is a New York limited partnership which was formed in January 1985 to invest in and become the limited partner in Power Test Realty Company Limited Partnership ("Operating Partnership"), also a New York limited partnership. The Operating Partnership was formed to acquire, own, lease and sell or dispose of certain of the assets ("Assets") formerly used in the petroleum marketing operations of Getty Oil Company and Getty Refining and Marketing Company located in the Northeastern and Mid-Atlantic states. The Operating Partnership has leased to Getty Realty Corp., formerly known as Getty Petroleum Corp., ("Getty") the Assets which were acquired on February 1, 1985. The leases are principally for initial periods of fifteen years expiring January 31, 2000 (subject to five ten-year renewal periods through 2050) and provide for aggregate annual rental payments of approximately $10,274,000 as of June 30, 1997. The general partner of the Partnership and the Operating Partnership is CLS General Partnership Corp. ("General Partner").

The limited partners of the Partnership contributed approximately 79% of the capital of the Partnership and share pro rata with the General Partner (which contributed approximately 21% of the capital of the Partnership) in the financial and tax attributes of the Partnership. The Partnership contributed 99% of the capital of the Operating Partnership and shares pro rata with the General Partner (which contributed the remaining 1% of the capital of the Operating Partnership) in the financial and tax attributes of the Operating Partnership. In 1990 and 1991, the General Partner purchased 38,933 and 46,000 units of limited partnership interests, respectively, further increasing its ownership of the Partnership as of June 30, 1997 to approximately 22.3%.

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

4.  Cash and Equivalents:

As of June 30, 1997, $361,000 of cash is restricted, under the terms of its mortgage loan agreement, for the acquisition of additional properties or the repayment of debt. In addition, the Operating Partnership is required to maintain cash balances or other investments of at least $1,000,000 through December 31, 1998 and $500,000 thereafter.


5.  Partners' Capital:


                                                                       Total
                                             General      Limited    Partners'
                                             Partner     Partners     Capital
                                             -------     --------    ---------
  Balance, December 31, 1996              $1,288,035   $4,612,396   $5,900,431

  Net income for the six months
  ended June 30, 1997                        602,018    2,101,590    2,703,608

  Distributions to unitholders              (560,565)  (1,869,565)  (2,430,130)

  Income applicable to minority interest      28,058            -       28,058
                                          ----------  -----------  -----------

  Balance, June 30, 1997                  $1,357,546   $4,844,421   $6,201,967
                                          ==========  ===========  ===========


As of June 30, 1997 and December 31, 1996, the General Partner's minority interest amounted to $55,952 and $52,908, respectively, which is included in "Total Partners' Capital".


6.  Dispositions of Properties:

In accordance with the terms of the lease, the Operating Partnership sold three service station properties to Getty during the 1996 period for eleven times the annual rentals, resulting in net gains to the Partnership of $415,031 and $657,570 for the three and six months ended June 30, 1996, respectively. In addition, during the 1996 period, three service station properties were subject to partial condemnations which resulted in the taking of certain of the land. The condemnations resulted in net gains to the Partnership of $21,151 and $35,856 for the three and six months ended June 30, 1996, respectively. The net gains resulting from the aforementioned dispositions have been reflected in "Other income" in the accompanying consolidated statements of income.

7.  Mortgage and Note Payable:

In April 1997, the Operating Partnership amended its mortgage loan agreement with its lender because of the affect that the March 1997 spin-off of Getty's marketing business and assets to its stockholders will have on the Funded Debt Ratio of Getty and, therefore, on the interest rate applicable to the loan. The loan agreement amendment will result in an incremental interest cost of approximately $25,000 during the remainder of 1997. In April 1997, the Operating Partnership also incurred a one-time bank amendment fee of approximately $35,000 relating to the mortgage loan agreement, which was recorded as a deferred charge to be amortized through November 1, 2000, the term of the related debt agreement.

On August 1, 1997, the Operating Partnership prepaid the $375,000 remaining balance of a note which was originally payable through January 1, 1998.

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

The Partnership was formed to invest in and become the limited partner in the Operating Partnership. The operations of the Operating Partnership consist of leasing to Getty properties which were acquired by the Operating Partnership on February 1, 1985. The leases are principally for initial periods of fifteen years expiring January 31, 2000 (subject to five ten-year renewal periods through 2050) and provide for aggregate annual rental payments of approximately $10,274,000 as of June 30, 1997.

The decrease in rental income for the three and six months ended June 30, 1997 as compared to the prior year periods is due to the sale of certain properties, net of properties acquired.

The decrease in other income for the three and six months ended June 30, 1997 as compared to the prior year periods is principally due to $436,000 and $693,000 of gains on dispositions of properties realized during the prior year periods, respectively. Other income also includes interest income earned on investments for each of the respective periods.

The decrease in interest expense for the three and six months ended June 30, 1997 as compared to the prior year periods is principally due to lower debt outstanding.

The increase in general and administrative expenses for the three and six months ended June 30, 1997 as compared to the prior year periods is principally due to higher state and local taxes levied at the partnership level.

As of June 30, 1997, cash and equivalents amounted to $2,177,000, of which $1,361,000 was restricted under the terms of the mortgage loan. Restricted funds of $361,000 may be used to acquire additional properties or to reduce the outstanding mortgage loan balance and the Operating Partnership is required to maintain cash balances or other investments of at least $1,000,000 through December 31, 1998 and $500,000 thereafter.

On August 1, 1997, the Operating Partnership prepaid the $375,000 remaining balance of a note which was originally payable through January 1, 1998.

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

The Partnership has made quarterly cash distributions to its unitholders since 1987. On September 2, 1997, a cash distribution of 18.5 cents per unit will be paid to unitholders of record on August 1, 1997.

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


                                      POWER TEST INVESTORS LIMITED PARTNERSHIP
                                      ----------------------------------------
                                                     (Registrant)


                                   By: /s/ Leo Liebowitz
                                      -----------------------------------
                                      Leo Liebowitz, President, Treasurer and a
                                      Director of CLS General Partnership Corp.,
                                      the General Partner (Principal Financial
                                      and Accounting Officer)



Dated:  August 12, 1997