Form 10-Q
period 1997-09-30
POWER TEST INVESTORS LTD PARTNERSHIP
filed 1997-11-12
CIK 766748

==============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 1997           Commission file number 0-14557
                  ------------------                                  -------

                   POWER TEST INVESTORS LIMITED PARTNERSHIP
         -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          NEW YORK                               11-2717079
-------------------------------                -----------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

125 Jericho Turnpike, Jericho, New York              11753
---------------------------------------           ----------
(Address of principal executive offices)          (Zip Code)

                               (516) 338 - 6000
                             --------------------
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

Registrant has 6,500,306 units of general and limited partnership interests outstanding as of September 30, 1997.



==============================================================================

                   POWER TEST INVESTORS LIMITED PARTNERSHIP

                                    INDEX

PART I.  FINANCIAL INFORMATION                                     Page Number
------------------------------                                     -----------

Item 1.  Consolidated Financial Statements:

     Balance Sheets - September 30, 1997 and December 31, 1996             1

     Statements of Income - three and nine months ended
        September 30, 1997 and 1996                                        2

     Statements of Cash Flows - nine months ended
        September 30, 1997 and 1996                                        3

     Notes to Consolidated Financial Statements                          4 - 6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    7 - 8

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                  9

Signatures                                                                 9

                   POWER TEST INVESTORS LIMITED PARTNERSHIP
                       (a New York limited partnership)
                         CONSOLIDATED BALANCE SHEETS
                   September 30, 1997 and December 31, 1996

                                                     September 30,  December 31,
                                                           1997         1996
                                                           ----         ----
                                                        (unaudited)
                             ASSETS

Cash and equivalents                                    $2,447,527    $1,867,103
Net investment in direct financing leases                3,123,443     3,868,626
Fixed assets, at cost, net of accumulated depreciation
 of $20,180,418 and $19,668,909, respectively           28,834,568    29,495,473
Deferred charges, net of accumulated amortization
 of $2,666,485 and $2,586,513, respectively                328,127       372,653
                                                       -----------   -----------
                                                       $34,733,665   $35,603,855
                                                       ===========   ===========


              LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities, primarily interest                   $189,331      $194,370
Mortgage payable                                        27,931,554    29,509,054
Partners' capital, 6,500,306 units
 of general and limited partnership interests
 outstanding                                             6,612,780     5,900,431
                                                       -----------   -----------
                                                       $34,733,665   $35,603,855
                                                       ===========   ===========





                            See accompanying notes.

                    POWER TEST INVESTORS LIMITED PARTNERSHIP
                        (a New York limited partnership)
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                  Three months ended        Nine months ended
                                    September 30,              September 30,
                                  ------------------        -----------------
                                     1997       1996         1997       1996
                                     ----       ----         ----       ----
Revenues:
 Rental income                  $2,114,172   $2,120,549  $6,358,603   $6,385,800
 Interest on direct
  financing leases                 156,773      201,509     505,727      638,892
 Other income                      304,220       54,801     367,734      853,503
                                ----------   ----------  ----------   ----------
                                 2,575,165    2,376,859   7,232,064    7,878,195
                                ----------   ----------  ----------   ----------

Expenses:
 Interest                          517,615      562,649   1,548,801    1,694,001
 General and administrative        212,064      219,437     671,043      628,797
 Depreciation and
  amortization                     219,608      215,558     654,676      643,808
 Income applicable to
  minority interest                 16,616       14,191      44,674       49,872
                                ----------   ----------  ----------   ----------
                                   965,903    1,011,835   2,919,194    3,016,478
                                ----------   ----------  ----------   ----------

Net income                      $1,609,262   $1,365,024  $4,312,870   $4,861,717
                                ==========   ==========  ==========   ==========

Net income per unit                   $.25         $.21        $.66         $.75
                                ==========   ==========  ==========   ==========

Distributions per unit               $.185        $.185       $.555        $.655
                                ==========   ==========  ==========   ==========

Weighted average units
 outstanding                     6,500,306    6,500,685   6,500,306    6,500,992
                                ==========   ==========  ==========   ==========







                            See accompanying notes.

                    POWER TEST INVESTORS LIMITED PARTNERSHIP
                        (A New York limited partnership)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine months ended September 30, 1997 and 1996
                                  (unaudited)

                                                          1997         1996
                                                          ----         ----

Cash flows from operating activities:
Net income                                            $4,312,870     $4,861,717
Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                          654,676        643,808
  Amortization of investment
   in direct financing leases                            745,183        619,602
  Gain on dispositions of properties                    (267,625)      (693,426)
  Minority interest                                       44,674         49,872
Changes in assets and liabilities:
  Increase in deferred charges                           (35,446)       (34,033)
  Decrease in accrued liabilities                         (5,039)       (85,663)
                                                      ----------     ----------
    Net cash provided by operating activities          5,449,293      5,361,877
                                                      ----------     ----------

Cash flows from investing activities:
  Property acquisitions                                        -       (576,717)
  Proceeds from dispositions of properties               353,826        974,201
                                                      ----------     ----------
    Net cash provided by investing activities            353,826        397,484
                                                      ----------     ----------

Cash flows used in financing activities:
  Proceeds from borrowings                                     -      1,500,000
  Repayment of debt                                   (1,577,500)    (5,032,518)
  Cash distributions                                  (3,645,195)    (4,302,321)
  Purchase of partnership units                                -        (10,168)
                                                      ----------     ----------
    Net cash used in financing activities             (5,222,695)    (7,845,007)
                                                      ----------     ----------

Net increase (decrease) in cash and equivalents          580,424     (2,085,646)
Cash and equivalents at beginning of period            1,867,103      5,754,500
                                                      ----------     ----------
Cash and equivalents at end of period                 $2,447,527     $3,668,854
                                                      ==========     ==========

Supplemental disclosure of cash flow information -
  Cash paid during the period for interest            $1,548,109     $1,765,276




                            See accompanying notes.

                  POWER TEST INVESTORS LIMITED PARTNERSHIP
                      (a New York limited partnership)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997
                                 (unaudited)

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

2.  Organization:

The Partnership is a New York limited partnership which was formed in January 1985 to invest in and become the limited partner in Power Test Realty Company Limited Partnership ("Operating Partnership"), also a New York limited partnership. The Operating Partnership was formed to acquire, own, lease and sell or dispose of certain of the assets ("Assets") formerly used in the petroleum marketing operations of Getty Oil Company and Getty Refining and Marketing Company located in the Northeastern and Mid-Atlantic states. The Operating Partnership has leased to Getty Realty Corp., formerly known as Getty Petroleum Corp., ("Getty") the Assets which were acquired on February 1, 1985. The leases are principally for initial periods of fifteen years expiring January 31, 2000 (subject to five ten-year renewal periods through 2050) and provide for aggregate annual rental payments of approximately $10,274,000 as of September 30, 1997. The general partner of the Partnership and the Operating Partnership is CLS General Partnership Corp. ("General Partner").

The limited partners of the Partnership contributed approximately 79% of the capital of the Partnership and share pro rata with the General Partner (which contributed approximately 21% of the capital of the Partnership) in the financial and tax attributes of the Partnership. The Partnership contributed 99% of the capital of the Operating Partnership and shares pro rata with the General Partner (which contributed the remaining 1% of the capital of the Operating Partnership) in the financial and tax attributes of the Operating Partnership. In 1990 and 1991, the General Partner purchased 38,933 and 46,000 units of limited partnership interests, respectively, further increasing its ownership of the Partnership as of September 30, 1997 to approximately 22.3%.

3.  Consolidation:

The consolidated financial statements include the accounts of the Partnership and the Operating Partnership. All significant intercompany accounts and transactions have been eliminated. The General Partner's share of the Operating Partnership's income for the periods ended September 30, 1997 and 1996 has been reflected as "Income applicable to minority interest" in the accompanying consolidated statements of income.

4.  Cash and Equivalents:

As of September 30, 1997, $364,000 of cash is restricted, under the terms of its mortgage loan agreement, for the acquisition of additional properties or the repayment of debt. In addition, the Operating Partnership is required to maintain cash balances or other investments of at least $1,000,000 through December 31, 1998 and $500,000 thereafter.

5.  Mortgage and Note Payable:

On August 1, 1997, the Operating Partnership prepaid the $375,000 remaining balance of the note which was originally payable through January 1, 1998.

6.  Partners' Capital:
                                                                         Total
                                          General      Limited         Partners'
                                          Partner      Partners         Capital
                                          -------      --------       --------

Balance, December 31, 1996             $1,288,035     $4,612,396     $5,900,431

Net income for the nine months
 ended September 30, 1997                 960,355      3,352,515      4,312,870

Distributions to unitholders             (840,848)    (2,804,347)    (3,645,195)

Income applicable to minority interest     44,674              -         44,674
                                       ----------     ----------    -----------
Balance, September 30, 1997            $1,452,216     $5,160,564     $6,612,780
                                       ==========     ==========     ==========

As of September 30, 1997 and December 31, 1996, the General Partner's minority interest amounted to $60,061 and $52,908, respectively, which is included in "Total Partners' Capital".

7.  Dispositions of Properties:

In accordance with the terms of the lease, the Operating Partnership sold one service station property to Getty during the three months ended September 30, 1997 for eleven times the annual rental, resulting in a net gain to the Partnership of $267,625 for the three and nine months ended

September 30, 1997. During 1996, the Operating Partnership sold three service station properties to Getty for eleven times the annual rentals, resulting in a net gain to the Partnership of $657,570 for the nine months ended September 30, 1996. In addition, during the 1996 period, three service stations properties were subject to partial condemnations which resulted in the taking of certain of the land. The condemnations resulted in net gains to the Partnership of $35,856 for the nine months ended September 30, 1996. The net gains resulting from the aforementioned dispositions have been reflected in "Other income" in the accompanying consolidated statements of income.

8.  Subsequent Event:

On November 3, 1997, the Operating Partnership sold one service station property to Getty for $484,000, increasing restricted cash by such amount to $848,000. Also on November 3, 1997, the Operating Partnership used $847,000 of such restricted funds to reduce its outstanding mortgage loan.

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

The Partnership was formed to invest in and become the limited partner in the Operating Partnership. The operations of the Operating Partnership consist of leasing to Getty properties which were acquired by the Operating Partnership on February 1, 1985. The leases are principally for initial periods of fifteen years expiring January 31, 2000 (subject to five ten-year renewal periods through 2050) and provide for aggregate annual rental payments of approximately $10,274,000 as of September 30, 1997.

The decrease in rental income for the three and nine months ended September 30, 1997 as compared to the prior year periods is due to the sale of certain properties, net of properties acquired.

The increase in other income for the three months ended September 30, 1997 as compared to the prior year period is principally due to a gain of $268,000 on the sale of one service station property. The decrease in other income for the nine months ended September 30, 1997 as compared to the prior year period is principally due to decreased gains on dispositions of properties of $426,000. Other income also includes interest income earned on investments for each of the respective periods.

The decrease in interest expense for the three and nine months ended September 30, 1997 as compared to the prior year periods is principally due to lower debt outstanding.

General and administrative expenses were comparable for the three month periods ended September 30, 1997 and 1996. The increase in general and administrative expenses for the nine months ended September 30, 1997 as compared to the prior year period is principally due to higher state and local taxes levied at the partnership level.

On August 1, 1997, the Operating Partnership prepaid the $375,000 remaining balance of a note which was originally payable through January 1, 1998.

As of September 30, 1997, cash and equivalents amounted to $2,448,000, of which $1,364,000 was restricted under the terms of the mortgage loan. Restricted funds of $364,000 may be used to acquire additional properties or to reduce the outstanding mortgage loan balance and the Operating Partnership is required to maintain cash balances or other investments of at least $1,000,000 through December 31, 1998 and $500,000 thereafter. On November 3, 1997, the Operating Partnership sold one service station property to Getty for $484,000, increasing restricted cash by such amount to $848,000. Also on November 3, 1997, the Operating Partnership used $847,000 of such restricted funds to reduce its outstanding mortgage loan.

During the nine months ended September 30, 1996, the Operating Partnership acquired three service station properties in New Jersey, and certain land adjacent to an existing service station property in Massachusetts, for a total of $577,000. The Operating Partnership has leased these locations to Getty at fair market rentals.

On November 9, 1995, the Partnership announced that it may purchase in the market from time to time up to 150,000 of its Units at prices not to exceed $8.00 per Unit. In June 1995, the Partnership had offered to purchase Units for $7.50 per Unit. Through September 30, 1996, the Partnership purchased 10,669 Units at an aggregate cost of $82,953, of which 1,271 Units were purchased for $10,168 during the nine months ended September 30, 1996.

The Partnership has made quarterly cash distributions to its unitholders since 1987. On December 1, 1997, a cash distribution of 18.5 cents per unit will be paid to unitholders of record on November 3, 1997.

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits:

             Designation of Exhibit
            in this Quarterly Report
                  on Form 10-Q                       Description of Exhibit
                  ------------                       -----------------------
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



Dated:  November 12, 1997